Form 10KSB
period 1995-12-31
BIO FLORESCENT TECHNOLOGIES INC
filed 1996-06-04
CIK 881460

                              FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

================================================================================
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended:  December 31, 1995
                            -----------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    ----------------

                 Commission File Number:   33-55254-06
                                           -----------



                        BIO FLORESCENT TECHNOLOGIES, INC.
- - --------------------------------------------------------------------------------
             (exact name of Registrant as specified in its charter)

           Nevada                                                87-0485320
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

7373 North Scottsdale Road, Suite D-222, Scottsdale, Arizona         85253
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:      602-596-0269
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                           ---------------------
Securities registered pursuant to Section 12(g) of the Act:    None
                                                           ---------------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 [ ] Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State Registrant's revenues for its most recent fiscal year.  $0.00
                                                                 ----------

     State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty (60) days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

                    $11,273,096 as of May 15, 1996

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE (5) YEARS:

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

     14,921,749 shares of Common Stock, $.001 par value, as of May 15, 1996. There is only one class of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders;
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     None.

                           TABLE OF CONTENTS

                                                                        Page
                                                                        ----
ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . .   6

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS . . . . . . . . . . . . . . . . . . . . .   7

ITEM 6.  PLAN OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .   7

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . .   10

ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . .   19

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .   20

ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . .   23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   24

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .   24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                                PART I

ITEM 1.   BUSINESS

COMPANY BACKGROUND

     Bio Florescent Technologies, Inc. (the "Company") is a development stage company engaged primarily in the medical device business. The Company was incorporated on February 15, 1990 under the laws of Nevada as Partisan Corporation. On March 10, 1995, the Company's name was changed to Bio Florescent Technologies, Inc. The Company was inactive through approximately January of 1995 and prior to such time the Company's only activities consisted of the sale or transfer of shares of common stock in private placements.

     The Company's business plan is to generate revenue and profits marketing and producing technically advanced, state-of-the-art health care testing equipment and products that respond to critical global demands within special market segments of the medical and health care industry. The worldwide increase in viruses such as HIV-1 and HIV-2 (collectively "HIV 1/2") and Hepatitis B have created a demand for human screening and confirmatory tests, known as immuno assay products. The Company plans to target this segment of the health care market to initiate its business plan.

     The Company licenses from a third party the technology relating to a testing system designed to detect the HIV 1/2 virus, which causes the Acquired Immune Deficiency Syndrome ("AIDS"). The testing system, known as the Mehica GP120 System, is currently in the early stages of development. In addition to developing the Mehica GP120 System, the Company plans to license other compatible products and/or acquire compatible businesses with proven sales and operating histories.

PRODUCT

     MEHICA GP120 SYSTEM

     Mehica GP120 System Background. On February 10, 1995, the Company acquired from Wendover Securities Corp. ("Wendover"), worldwide rights to manufacture, market and sell the Mehica GP120 System (the "Mehica GP120 System" or the "Mehica GP120 Test"). This system, which is in the early stages of development, is designed to be an automated HIV testing system that will process large quantities of HIV samples at a low unit cost, produce results in just minutes, and that may be operated by low-skilled technicians. The Mehica GP120 System is a single use application of the Automated Micro-Cellular Analysis System, a multi-function cell testing unit which has received a 510(k) Classification by the U.S. Food and Drug Administration (the "FDA"). A 510(k) Classification is a pre-market approval from the FDA that the system operates as stated in the application.

     Prior to selling the Mehica GP120 System in the United States, the Company must obtain certain FDA approvals. Pursuant to the license agreement, the licensor has agreed to produce a prototype of the Mehica GP120 System and perform the testing protocol prescribed by applicable FDA regulations, the cost of which is expected to be in excess of $1,400,000. Once the prototype is completed, the Company plans to pursue FDA approval of the Mehica GP120 System. The Company believes that portions of the Mehica GP120 System may be eligible for a streamlined FDA approval process. While awaiting FDA approval, the Company plans to qualify and sell the Mehica GP120 System in foreign markets that do not require FDA approval.

     Background - HIV and AIDS. Much has been learned about HIV and AIDS since it first appeared in 1978. Among the items known about HIV are:

     1. HIV specifically seeks out the type of white blood cells known as CD4 or T4 helper/inducer subset of lymphocytes. The selection of the CD4 lymphocyte is particularly damaging because these cells act as the instructors to other lymphocytes. As more and more of the CD4 population is lost to the virus, the immune system loses its competence.

     2. The body's normal immune response to the presence of foreign or antigenic substances, such as HIV, is the production of antibodies.

     3. Most viruses induce an immune response within 1 to 2 weeks, but with HIV there is an unusually long interval before the immune response generates measurable quantities of antibodies (from 6-8 weeks to as long as 3 years).

     4. The CD4 lymphocyte infected with HIV, regardless of type or strain, always develops a three dimensional surface antigen, a protein called gp120.

     5. Whereas HIV infected cells with exposed gp120 reach a measurable level of approximately 10 cells per cubic millimeter in 1 to 2 days following infection, no detectable levels of antibodies (required for existing testing methods) are present for about six to eight weeks for most patients and as long as three years for some patients.

     Traditional HIV Tests. The currently accepted method of HIV testing consists of screening blood samples by Enzyme-linked Immunoassay ("EIA") tests with confirmation of positive or equivocal results with confirmatory Western Blot or Immuno-Fluorescence Assay ("IFA") tests. All three tests are dependent upon the infected patient's ability to generate a sufficient quantity of antibodies to produce a reaction with the test reagents.

     A factor in the spread of HIV is that current screening tests for HIV require an immune response by the infected person before the presence of HIV can be detected. This immune response is the production of antibodies by the infected person. Because it takes a minimum of six to eight weeks to as long as three years for the body to produce a sufficient concentration of antibodies to be detected by current screening tests, there is an interval when current screening test methods cannot detect all infected people.

     In estimates printed in Scientific American Medicine, one unit out of every 40,000 units of whole blood collected is infected with HIV because of the current reliance of both screening and confirmatory tests on the presence of antibodies in the blood. Moreover, one unit of HIV infected blood may infect as many as five individuals because donated blood is frequently separated into a variety of blood products, including plasma, platelets and packed Rbc's.

     By contrast, the Mehica GP120 System is designed to detect antigens, known as gp 120 antigens that appear on an infected cell's surface within 48 hours of infection as compared with the six-to-eight week interval required for HIV antibodies to be produced by an individual. The Mehica GP120 Test is designed to have an accuracy level that significantly exceeds that of existing HIV tests. The Company estimates the Mehica GP120 Test will take ten minutes to perform. In comparison, the current test methods take approximately two weeks for a complete battery of tests and are only about 95% accurate because of the failure of some infected individuals to make antibodies.

     Recently Approved HIV Antigen Tests. A new method of HIV testing which relies on the presence of antigens in the blood rather than antibodies, known as p24 testing, has been approved by the FDA. In the reproduction process of HIV, its genes (viral RNA) give rise to the components that ultimately make new virus particles. One of the viral genes, called the gag gene, gives rise to four different polypeptide fragments that are each components of the HIV-1 core particle. The p24 protein is one of these four proteins that eventually forms a part of the viral core particle. In an infected individual in which viral reproduction is accelerating, free floating p24 antigen is increasingly found in the plasma.

     The Company believes that antigen-based tests have the capability to detect the presence of HIV much sooner than existing test methods. The Mehica GP120 System is designed to detect the gp120 antigen, a cell bound antigen that exists at the point of contact between every virus and the cell it infects, on the cell surface. Unlike the p24 antigen, this protein is a surface envelope protein and not a "buried" core protein. It is not highly immunogenic, and therefore does not make the body of the person infected produce many antibodies against it.

     Studies show that the number of infected cells in the blood stream substantially accelerates within the first few days and weeks of infection. Additionally, free floating gp120 that is released as more HIV particles are made, attack innocent bystander CD4 cells, making the number of gp120 bearing cells available for detection greater than the number of actually infected cells. In addition, only a person with HIV infection could have gp120 bearing lymphocytes. Unlike the tests for p24 which have to capture the free floating antigen in a time consuming, chemically cumbersome test methodology, the Company believes the gp120 detection process will be simpler, quicker and less expensive.

     The Company believes that HIV testing will continue to evolve toward antigen-based tests, rather than tests that rely on the detection of antibodies to HIV. The Company believes that the antigen-based Mehica GP120 System will provide a cost-effective, quicker alternative to existing test methods and to p24 based antigen tests and that the Mehica GP120 System will have the capacity to detect HIV sooner than such tests.

     Recent HIV-Testing Guidelines. On July 7, 1995, The Centers for Disease Control ("CDC") and the U.S. Public Health Service ("USPHS") published new recommendations encouraging universal HIV counselling and voluntary testing of all pregnant women and their newborn infants. The recommendations stated that pregnant women have many more indeterminate results on Western Blot testing than any comparable low-risk group, and the CDC recommended that all indeterminate tests under the ELISA/Western Blot algorithm should be evaluated by the IFA method because of its greater sensitivity and specificity. Current IFA tests, although superior to Western Blot in sensitivity and specificity, are still limited by the availability of antibodies, which may not always be present in the infected person being tested. The Company believes that the Mehica GP120 Test will present a more reliable alternative to current testing methods used with pregnant women because its technology depends on the always-present HIV antigens, not the host antibodies.

     The Company believes that the Mehica GP120 System, which uses a form of antigen-based, immuno-fluorescent assay test, has the potential to replace the existing CDC testing algorithm completely because of a number of features that the Company believes make the Mehica GP120 System superior to existing HIV test methods, including:

     1. The Mehica GP120 System is designed to have a greater sensitivity and accuracy than current test methods.

     2. The automation of the reading of the Mehica GP120 System is designed to improve accuracy and significantly reduce the cost of HIV testing.

     3. The Mehica GP120 System is designed to eliminate the window of undetectability between exposure to HIV and antibody formation by the person tested by identifying viral antigens, rather than host antibodies, which will further enhance the ability to detect infection sooner than all current methods available, including IFA tests.

     4. The Mehica GP120 System is designed to detect the presence of the virus in infants of infected mothers within a day of birth, unlike all other current screening and confirmatory tests, which take substantially longer to perform and will be more costly.

     5. The Company anticipates that the Mehica GP120 System will be less costly than current testing methods by relying on a single test at a cost of approximately $25.00, as compared to the entire testing algorithm of ELISA/Western Blot/IFA tests, which can cost as much as $200.00.

     MARKETS

     The market for diagnostic products was estimated at $4.32 billion in 1994, the most recent year for which statistics were available, which was an increase of 20 percent over the $3.6 billion in 1993. Within the diagnostic market, there has been a major increase in screening of infectious diseases. This increase has created a significant demand for technologically advanced rapid assay test products capable of effectively, efficiently and economically screening large volumes of the world's population.

     Statistics available from the World Health Organization ("WHO") indicate that the increase of HIV infection in industrialized countries is stabilizing. However, the rate of HIV infection is dramatically increasing in developing countries, with the highest incidence of increase in Asia and Latin America. Once development is completed and applicable regulatory approvals are obtained, the Company plans to market the Mehica GP120 System both domestically and internationally. The domestic market includes commercial and public health testing facilities throughout the United States, and the international market includes governments and commercial testing facilities.

     There are several thousand laboratories and state testing facilities that perform retrovirus testing in the United States. According to one report, there were an estimated 97.9 million HIV tests performed in 1992 in the United States. This includes testing performed at both private as well as public testing facilities.

     The international market for HIV testing is difficult to quantify. Certain foreign governments have expressed an interest in the Mehica GP120 System, either to stop the spread of HIV within their countries or to stop infected individuals from crossing their borders. The Company believes that the Mehica GP120 System is the first HIV testing system designed for the kind of mass screening that is required at border crossings.

PATENTS, COPYRIGHTS, TRADE SECRETS AND TRADEMARKS

     To date, the Company has relied on trade secret laws for the protection of its technology. The Company anticipates that it will seek patent protection of the Mehica GP120 System once a working prototype is developed. There can be no assurance that the Mehica GP120 System can be patented or, that if patented, the Company will be successful in defending such patent, if necessary.

COMPETITION

     Competition in the field of medical and laboratory products is intense. Competition for the Mehica GP120 System will come from existing HIV testing methods as well as new methods that are developed in the future, including p24 antigen tests. A number of companies, virtually all of which have greater marketing, financial and other resources than the Company, are developing new methods of HIV testing. Some methods have the objective of producing products that are suitable for self testing, similar to home pregnancy tests, and use urine or saliva instead of blood. The Company believes that all of these methods are variations on the existing EIA, Western Blot or IFA methods or rely on the presence in the blood of p24 antigens.

     The Company believes that the Mehica GP120 System will offer a more efficient system than existing HIV screening tests at a competitive price. However, there are a substantial number of laboratory and medical products which will compete with the Mehica GP120 System and it is reasonable to expect additional entrants into the field. Any of these companies may introduce competing products before the Company is able to introduce its Mehica GP120 System.

GOVERNMENT REGULATION

     The Mehica GP120 System is subject to regulation by the FDA and comparable agencies in foreign countries. Once the development of the Mehica GP120 System is complete and a prototype is available, the Company will apply for FDA approval of the Mehica GP120 System. There can be no assurance that such approval will be obtained.

EMPLOYEES

     On May 15, 1996, the Company employed a total of six persons, all of whom provide management, administrative and secretarial services to the Company. No employee is subject to a collective bargaining agreement. The Company believes it has favorable relations with its employees.

ITEM 2.   PROPERTIES

     The Company subleases a 1,000 square foot facility in Scottsdale, Arizona for its principal executive offices. The lease expires in April 1997 and has monthly rental of $1,000. The Company believes that its current leased space will be sufficient for the Company's operations in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material threatened or pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the shareholders during the fourth quarter of the year ended December 31, 1995.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS' MATTERS

Market Information

     Trading activity with respect to the Company's common stock has been limited. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company has no control.

     Prior to May 1, 1995, there was no public market for the Company's common stock. Since May 1, 1995, the Company's common stock has been quoted in the National Daily Quotation Service ("Pink Sheets") published daily by the National Quotation Bureau, Inc. under the symbol "BFTI". Quotations are also available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "BFTI."

     The following table sets forth the high and low bid prices for the Company's common stock commencing with the second fiscal quarter 1995 as reported by the National Quotation's Bureau, Inc., which prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                  Quarter Ended             High          Low
                  -------------             ----          ---
                  June 30, 1995             $5.00        $1.00
                  September 30, 1995        $4.00        $2.62
                  December 31, 1995         $1.19        $1.06

HOLDERS

     The number of stockholders of record for the common stock of the Company at the close of business on April 30, 1996 was 514. The Company estimates that there are approximately 700 beneficial owners of the Company's common stock.

DIVIDENDS

     The Company's present policy is to apply available working capital to expansion; consequently, the Company has not previously declared or paid any dividends on its common stock and does not expect to pay dividends on its common stock within the foreseeable future.

ITEM 6.   PLAN OF OPERATIONS

     The Company is presently concentrating its efforts on opportunities created by critical global healthcare concerns to more rapidly and reliably detect viruses such as HIV 1/2 and Hepatitis B.

     The Company secured worldwide rights to manufacture, market and sell the Mehica GP120 System in February 1995. Consideration for such rights included a commitment by the Company to finance the production of prototypes, completion of testing protocol prescribed by regulators and finalization of other development requirements as well as royalty payments.

     The Mehica GP120 System, which is in the early stages of development, is designed to be an automated HIV testing system that will process large quantities of HIV samples at a low unit cost, produce results in just minutes and that may be operated by low-skilled technicians. The Mehica GP120 System is a single use application of the Automated Micro-Cellular Analysis System, a multi-function cell testing unit which has received a 510(k) Classification by the FDA.

     Prior to selling the Mehica GP120 System in the United States, the Company must obtain certain FDA approvals. Pursuant to the license agreement for the Mehica GP120 System, the licensor has agreed to produce a prototype of the Mehica GP120 System and perform the testing protocol prescribed by applicable FDA regulations, the cost of which is expected to be in excess of $1,400,000. Once the prototype is completed, the Company plans to pursue FDA approval of the Mehica GP120 System. The Company believes that portions of the Mehica GP120 System may be eligible for a streamlined FDA approval process. While awaiting FDA approval, the Company plans to qualify and sell the Mehica GP120 System in foreign markets that do not require FDA approval. The Company has received inquiries from several foreign countries regarding their needs for the Mehica GP120 System. The Company plans to develop those markets, among others.

     The Company also plans to aggressively pursue the acquisition of other products through licensing and/or acquiring businesses with proven sales and operating history which are compatible with corporate strategies to market and produce the Mehica GP120 System.

     To date, the Company's operations have consisted primarily of obtaining the license to the Mehica GP120 System, assembling a management team and raising capital. From the Company's inception to December 31, 1995, the Company's business development costs have totaled approximately $1,400,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

     During the year ended December 31, 1995, the Company's development activities resulted in a deficit in cash flow of approximately $591,000. This deficit was primarily the result of the net operating loss of approximately $1,400,000 offset by noncash charges totaling approximately $612,000 related to the write off of artwork purchased with common stock, common stock issued for services and amortization associated with the Company's license to the Mehica GP120 System. Additionally, the deficit in cash flow from operating activities was offset by an increase in accounts payable and accrued liabilities of approximately $184,000.

     The Company's financing activities provided cash flow of approximately $610,000 during the year ended December 31, 1995. This was the result of the private placement of 4,559,000 shares of the Company's common stock. The Company has received an additional $170,000 of cash related to subscription agreements for the purchase of 1,000,000 shares of the Company's common stock at $.50 per share entered into in January 1996.

     During 1995, the Company also issued an aggregate of 5,333,333 shares of its common stock for media products and services to be provided in the future valued at $500,000, barter credits totaling $50,000 and the license to the Mehica GP120 System recorded at a value of $1,000,000.

     Pursuant to the Mehica GP120 System license agreement, the progression of the development is directly linked to the availability of funds for paying development costs. The development process will be conducted in stages, with an expected start date of May 1, 1996.

     The Company is to pay the licensor $1,400,000 in four installments at the beginning of each development stage in the following amounts:

          Stage 1        $434,029
          Stage 2        $434,029
          Stage 3        $287,029
          Stage 4        $244,913

     Payment of the Stage 1 amount of $434,029 has not been made as of the date of this filing. If such payment is not made by approximately July 31, 1996, the licensor may terminate the license agreement. The Company will need to raise additional operating capital to satisfy its product development obligations under the Mehica GP120 System license agreement and to fund other operating expenses of the business. As of the date of this filing, the Company has not obtained such financing. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company and may result in the termination of the license agreement relating to the Mehica GP120 System by the licensor. The Company has raised approximately $780,000 of operating capital since inception and plans to continue its efforts to raise additional operating capital through various financing methods including private placements of its common stock. Funding of future operations is dependent on management's ability to raise additional capital.

ITEM 7.    FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Bio Florescent Technologies, Inc.


We have audited the accompanying balance sheet of BIO FLORESCENT TECHNOLOGIES, INC. (a Nevada corporation in the development stage) as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended and the related statements of operations and cash flows for the period from inception (February 15, 1990) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Bio Florescent Technologies, Inc. for the period from inception to December 31, 1994. Such statements are included in the cumulative inception to December 31, 1995, totals of the statements of operations and cash flows and reflect total loss from operations and net loss of .10% of the cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1994, included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio Florescent Technologies, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended and for the period from inception to December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and as a result had negative cash flow from operations for the year ended December 31, 1995. Furthermore, the Company has not obtained the financing required to fund its planned operations and as a result, has not made the payments required pursuant to a license agreement to which it is a party. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                Arthur Andersen LLP

Phoenix, Arizona,
May 21, 1996.

                       BIO FLORESCENT TECHNOLOGIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                  BALANCE SHEET

                                DECEMBER 31, 1995

                                     ASSETS
CURRENT ASSETS:
   Cash                                                                   $    18,832
   Trade exchange receivable - barter (Note 2)                                 50,000
   Media products and services receivable - current portion (Note 3)          250,000
   Prepaid expenses                                                             1,875
                                                                          -----------

                  Total current assets                                        320,707

MEDIA PRODUCTS AND SERVICES RECEIVABLE, net of current portion (Note 3)       250,000

LICENSE, net of accumulated amortization of $85,000 (Note 4)                  935,000
                                                                          -----------

                                                                          $ 1,505,707
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable-
     Trade                                                                $     8,437
     Related party (Note 6)                                                   157,542
   Accrued expenses                                                            17,563
                                                                          -----------
                  Total current liabilities                                   183,542
                                                                          -----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

STOCKHOLDERS' EQUITY (Note 5):
   Common stock, $.001 par value, 25,000,000 shares authorized;
     11,372,249 issued and outstanding                                         11,372
   Common stock to be issued (559,000 shares)                                     559
   Additional paid-in capital                                               2,695,797
   Deficit accumulated during the development stage                        (1,385,563)
                                                                          -----------

                  Total stockholders' equity                                1,322,165
                                                                          -----------
                                                                          $ 1,505,707
                                                                          ===========

       The accompanying notes are an integral part of this balance sheet.

                       BIO FLORESCENT TECHNOLOGIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)


                            STATEMENTS OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1995

             AND FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE

                    (FEBRUARY 15, 1990) TO DECEMBER 31, 1995

                                                                    Cumulative
                                                                     from the
                                                                   Inception of
                                                                   Development
                                                                       Stage
                                                                   (February 15,
                                                         1995          1990)
                                                     -----------   -------------
NET SALES                                            $       -      $       -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           1,381,741      1,382,741
                                                     -----------    -----------

                  Loss from operations                (1,381,741)    (1,382,741)

INTEREST EXPENSE                                          (2,822)        (2,822)
                                                     -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                (1,384,563)    (1,385,563)

PROVISION FOR INCOME TAXES (Note 7)                          -              -
                                                     -----------    -----------

NET LOSS                                             $(1,384,563)   $(1,385,563)
                                                     ===========    ===========

LOSS PER COMMON SHARE (Note 1)                       $      (.15)
                                                     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                         9,423,372
                                                     ===========


   The accompanying notes are an integral part of these financial statements.

                       BIO FLORESCENT TECHNOLOGIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                        Deficit
                                       Common Stock                                   Accumulated
                                 ---------------------     Common       Additional     During the
                                  Number                  Stock to       Paid-in      Development
                                 of Shares     Amount     be Issued      Capital         Stage           Total
                                 ----------    -------    ---------    -----------    -----------     -----------
INCEPTION, February 15, 1990      1,000,000    $ 1,000       $  -        $     -        $     -      $     1,000

   Net loss                             -          -            -              -           (1,000)        (1,000)
                                 ----------    -------       ----       ----------    -----------     -----------
BALANCE, December 31, 1994        1,000,000      1,000          -              -           (1,000)           -

   Sale of common stock, net      4,000,000      4,000          -           76,000            -           80,000

   Common stock issued            6,372,249      6,372          -        2,090,376            -        2,096,748

   Common shares subscribed             -          -          559          529,421            -          529,980

   Net loss                             -          -            -              -       (1,384,563)    (1,384,563)
                                 ----------    -------       ----       ----------    -----------    -----------
BALANCE, December 31, 1995       11,372,249    $11,372       $559       $2,695,797    $(1,385,563)   $ 1,322,165
                                 ==========    =======       ====       ==========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       BIO FLORESCENT TECHNOLOGIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)


                            STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1995

             AND FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE

                    (FEBRUARY 15, 1990) TO DECEMBER 31, 1995

                                                                              Cumulative
                                                                               from the
                                                                             Inception of
                                                                             Development
                                                                                Stage
                                                                             (February 15,
                                                                 1995           1990)
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,384,563)    $(1,385,563)
    Adjustments to reconcile net loss to net cash used
    in operating activities-
      Writedown of artwork                                     400,000         400,000
      Amortization                                              85,000          85,000
      Common stock issued for services                         126,748         126,748
      Change in assets and liabilities:
        Increase in prepaid expenses                            (1,875)         (1,875)
        Increase in accounts payable and accrued expenses      183,542         183,542
                                                           -----------     -----------

            Net cash used in operating activities             (591,148)       (592,148)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                 609,980         610,980
                                                          -----------     -----------

NET INCREASE IN CASH                                           18,832          18,832

CASH, beginning of period                                         -               -
                                                          -----------     -----------

CASH, end of period                                       $    18,832     $    18,832
                                                          ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                       BIO FLORESCENT TECHNOLOGIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

(1)   THE COMPANY AND ITS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         HISTORY AND REPORTING ENTITY

Bio Florescent Technologies, Inc. (the Company) is a development stage company that was incorporated under the laws of the state of Nevada in February 1990 as Partisan Corporation. On March 10, 1995, the Company's name was changed from Partisan Corporation to Bio Florescent Technologies, Inc. The Company was inactive through February 1995 and prior to such time the Company's only activities consisted of the sale or transfer of shares of its common stock in private placements.

         DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

The Company is presently concentrating its efforts on opportunities created by critical global healthcare concerns to more rapidly and reliably detect viruses such as HIV-1, HIV-2 and Hepatitis B.

The Company secured the worldwide rights to manufacture, market and sell a human screening immuno assay product line, the Mehica GP120 System in February 1995. Consideration included a commitment by the Company to finance the production of prototypes, completion of testing protocol prescribed by regulators and finalization of other development requirements as well as royalty payments (Note 4).

The Mehica GP120 System, which is in the early stages of development, is designed to be an automated HIV testing system that will process large quantities of HIV samples at a low unit cost. The Mehica GP120 System technology is designated to include the Mehica GP120 Detector, an immuno-florescence rapid assay detector and the Packaged Antigen Kit ("PAK"), a rapid diagnostic test kit. The Mehica GP120 System is a single use application of the Automated Micro-Cellular Analysis System, a multi-function cell testing unit which has received a 510 Classification by the U.S. Food and Drug Administration (the "FDA").

Prior to selling the Mehica GP120 System in the United States, the Company must obtain certain FDA approvals. Pursuant to the license agreement relating to the Mehica GP120 System the licensor has agreed to produce a prototype of the Mehica GP120 System and perform the testing protocol prescribed by applicable FDA regulations, the cost of which is expected to be in excess of $1,400,000. Once the prototype is completed, the Company plans to pursue FDA approval of the Mehica GP120 System. The Company believes that portions of the Mehica GP120 System may be eligible for a streamlined FDA approval process. While awaiting FDA approval, the Company plans to qualify and sell the Mehica GP120 System in foreign markets that do not require FDA approval. The Company has received inquiries from several foreign countries regarding their needs for the Mehica GP120 System. The Company plans to develop those markets, among others.

The Company also plans to aggressively pursue the acquisition of other products through licensing and/or acquiring businesses with proven sales and operating history which are compatible with corporate strategies to market and produce the Mehica GP120 System.

The Company will need to raise additional operating capital to satisfy its product development obligations under the Mehica GP120 System license agreement (see Note 4) and to fund other operating expenses of the business. To date, the Company has not obtained such financing. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company and may result in the termination of the license relating to the Mehica GP120 System by the licensor.

The Company reorganized its management team in May 1996 to focus on the implementation of its business plan which calls for completion of development of the Mehica GP120 System during the second half of 1997 and the acquisition of compatible products to establish the Company as an operating company as soon as possible. The Company will also continue its efforts to raise capital to fund its operations, including private placements of its common stock. However, there is no assurance that such efforts will be successful.

         USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Fully diluted loss per common share is considered equal to primary loss per common share for all periods presented.

         RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is required to be adopted by the company in 1996, is not expected to have a material effect on the Company's financial position or its results of operations upon adoption. SFAS No. 123, Accounting for Stock-Based Compensation, is required to be adopted by the Company in 1996. Pursuant to the provisions of SFAS No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees. Therefore, this statement is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

(2)   TRADE EXCHANGE RECEIVABLE - BARTER:

In August 1995, the Company issued 14,814 shares of its common stock in exchange for $50,000 worth of barter credit on the ITEX Retail Trade Exchange. Management believes that they will be able to successfully utilize the barter credit for the cost of hotels and travel over the next year.

(3)   MEDIA PRODUCTS AND SERVICES RECEIVABLE:

In October 1995, the Company issued 200,000 shares of its common stock in exchange for script writing, music scoring, radio commercial production and radio advertising time to be received in the future valued at approximately $500,000. Management believes that they will be able to successfully utilize the entire balance during 1996 and 1997.

(4)   LICENSE AGREEMENT:

In February 1995, the Company issued 5,000,000 shares of its common stock with a fair value of $.20 per share to acquire the exclusive worldwide license to manufacture, sell and market the Mehica GP120 Detector and the PAK. The license is for a period of ten years.

Pursuant to the Mehica GP120 System license agreement, the progression of the development of the prototype is directly linked to the availability of funds for the development costs. The development process will be conducted in stages, with an expected start date of May 1, 1996.

The Company is required to pay the licensor $1,400,000 in four (4) installments at the beginning of each development stage in the following amounts:

        Stage 1         $434,029
        Stage 2         $434,029
        Stage 3         $287,029
        Stage 4         $244,913

Payment of the Stage 1 amount of $434,029 has not been made to date. If such payment is not made by approximately July 31, 1996, the licensor may terminate the license agreement.

In addition to the commitment to fund the development of the prototype, the Company will pay royalties equal to 10% of the net profits of the Mehica GP120 Detector and $1.50 per PAK sold.

(5)   STOCKHOLDERS' EQUITY:

In February 1995, the Company issued 5,000,000 shares of common stock with a fair value of $.20 per share to acquire an exclusive worldwide license to manufacture, market and sell the Mehica GP120 Detector and the PAK (Notes 1 and 4).

In February 1995, the Company sold 4,000,000 shares of common stock at $.02 per share, resulting in net proceeds to the Company of $80,000.

In March 1995, the Company issued 1,000,000 shares of common stock at the then fair market value of $.01 per share to a related party in exchange for management services.

In August 1995, the Company issued 38,916 shares of common stock at the then fair market value of $3.00 per share in exchange for services.

In August 1995, the Company issued 133,333 shares of common stock at the then fair market value of $3.38 per share in exchange for an ITEX barter credit of $50,000 and artwork originally valued at $400,000 that was written off as of December 31, 1995 (Note 2).

In October 1995, the Company issued 200,000 shares of common stock at the then fair market value of $2.50 per share in exchange for media products and services (Note 3).

During December 1995, the Company entered into common stock subscription agreements for the sale of an aggregate of 559,000 shares of the Company's common stock at $.95 per share, the market value on the date of the transaction. The shares of common stock were issued in January 1996.

(6)   RELATED PARTY TRANSACTIONS:

The Company paid a related party $211,561 for management services and expenses for the year ended December 31, 1995. At December 31, 1995, the Company owed $134,297 to this related party which is included in accounts payable-related party in the accompanying financial statements. See Note 5.

The Company subleases a 1,000 square foot facility in Scottsdale, Arizona from a related party for its principal executive offices. The lease expires in April 1997 and has a rental rate of $1,000 per month.

(7)   INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The components of deferred taxes are as follows at December 31, 1995:

        Tax effect of net operating loss carryforward          $ 554,400
        Valuation allowance                                     (554,400)
                                                               ---------

                                                               $     -
                                                               =========

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In management's opinion, there can be no assurance that the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax asset recorded at December 31, 1995; therefore, a valuation allowance has been provided for the entire balance.

Net operating loss carryforwards totaled approximately $1,386,000 at December 31, 1995.

(8)   SUBSEQUENT EVENTS:

In January 1996, the Company entered into two common stock subscription agreements. The terms of each agreement call for the purchase of 500,000 shares of the Company's common stock at the then fair market value of $.50 per share. The Company received $70,000 in January 1996 and $100,000 in May 1996 pursuant to these subscription agreements.

The Company and Wyding Holdings Inc. (WHI) entered into a Letter of Intent dated September 19, 1995, and a Purchase Agreement dated October 23, 1995 (the "Agreements"), pursuant to which the Company, in exchange for 600,000 shares of its common stock, purchased from WHI the Latin American marketing rights for the rapid immunochromatographic assay known as Bioline HIV 1/2 and Bioline Hepatitis "B" (the "Rapid Assay Test").

The Company and WHI agreed to rescind the Agreements and to mutually release each other from the obligations set forth therein in April 1996. As a result of the rescission, the original transaction has not been reflected in the accompanying financial statements. Concurrent with the rescission, the Company's president resigned.

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective March 15, 1996, the Company engaged Arthur Andersen LLP as its independent auditors for the fiscal year ended December 31, 1995 to replace the firm of Smith & Company, who were dismissed at the same time. The decision to change accountants was approved by the Board of Directors of the Company.

     The reports of Smith & Company on the Company's financial statements for the fiscal years ended December 31, 1993 and 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1993 and December 31, 1994, and in the subsequent interim period, there were no disagreements with Smith & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Smith & Company, would have caused Smith & Company to make reference to the matter in their report.

     The Company has authorized Smith & Company to respond fully to any inquiries from Arthur Andersen LLP.

                               PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS.

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of May 15, 1996. A summary of the background and experience of each of these individuals is set forth after the table.

      Name                            Age       Position
      ----                            ---       --------
      Jan J. Oliver                   55        President; Chief Executive
                                                Officer; Director

      A. Richard Bullock              47        Secretary/Treasurer
                                                (Principal Financial and
                                                Accounting Officer);
                                                Director

      Ray A. Triphahn                 57        Vice President; Assistant
                                                Secretary; Director

     JAN J. OLIVIER has been a Director and the President and Chief Executive Officer of the Company since April, 1996 and has served as a business consultant to the Company since March, 1995. Since 1989 and 1993, respectively, Mr. Olivier has owned Your Choice International, a marketing consulting company, and Cactus Consultants International, Inc., a financial consulting firm. From April 1983 until July 1987, Mr. Olivier was the President of Olivier Management Corp., a Nasdaq listed company that conducted international merchant banking activities and had offices in New York, Zurich, Miami and Seattle. Mr. Olivier has over 30 years of national and international business experience and has served on the boards of directors of several companies.

      A. RICHARD BULLOCK has been a Director and the Secretary/Treasurer of the Company since February 1995. In addition to his responsibilities as Secretary/Treasurer of the Company, Mr. Bullock has been an independent management consultant since 1979 with the Quidquida Management Corporation and has ten years experience providing corporate and administrative services to a wide variety of start-up and development stage companies. He has five years experience as an independent transportation consultant for both national and international corporations and governments.

     RAY A. TRIPHAHN has been a Director, the Vice President and Assistant Secretary of the Company since February 1995. Mr. Triphahn is a retired businessman. Prior to his retirement, Mr. Triphahn held various offices with entities engaged in various aspects of the construction industry.

MANAGEMENT CONSULTANTS

     Pursuant to the license agreement relating to the Mehica GP120 System, The Avriel Group ("TAG") has agreed to develop the Mehica GP120 System prototype and to perform testing protocol required under applicable regulations. Robert Hallowitz, M.D., a member of TAG is in charge of managing the Mehica GP120 development service contract. Dr. Hallowitz's background includes research with National Institutes of Health, as well as published research on neurophysiology, behavioral and preventative medicine.

     The Company has retained John G. Charles to oversee all technical aspects of commercialization of the Mehica GP120 System. Mr. Charles is a medical technologist who was previously employed by Providence Hospital in Seattle, Washington where he was responsible for testing hematology, virology and microbiology. His experience includes seventeen years at the American Optical Corporation with responsibility for sales of technical products in the Pacific Northwest. He also served as Western Regional Sales Manager for the Warner Lambert Division responsible for microscopes, microtomes, and clinical chemistry systems. His management responsibilities with the Warner Lambert Division included sales and service for eleven western states, including Washington and Alaska. For the past eight years, Mr. Charles has participated in the development of early stage companies specializing in marketing and exporting medical instrumentation and diagnostic products to the laboratory field, including clinical chemistry equipment, automated semen analyzers and products for microbiology.

     The Company has also retained Coast Northwest, Inc., a business consulting firm, to assist it in managing its general business, financial and accounting matters and to lead the professional search for qualified personnel to direct the Company's growth. The two principals of Coast Northwest, Inc. each have over thirty years of business management experience, including having held senior positions with a "Big Six" international accounting firm.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the persons who served in the capacity of president during the three most recently completed fiscal years. The Company did not have any executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal years ended December 31, 1995, 1994 and 1993.

                      SUMMARY COMPENSATION TABLE

 Name and                         Fiscal                                 Other Annual
 Principal Position                Year        Salary       Bonus        Compensation(1)
 ------------------                ----        ------       -----        ---------------
 Krista Castleton,                 1995        $0.00        $0.00           $0.00
 President; Director (1)           1994        $0.00        $0.00           $0.00
                                   1993        $0.00        $0.00           $0.00

 Matthew M. Zuckermann,
 President; Director (1)           1995        $0.00        $0.00           $0.00

 Clayton M. Hardman,               1995        $0.00        $0.00           $0.00
 President; Chairman of the
 Board(1)

- - -------------

(1) Krista Castleton served as the President (the Chief Executive Officer of the Company) from its inception until her resignation in February 1995 in connection with the Company's acquisition of the licensing rights to the Mehica GP120 System. In February 1995, Matthew M. Zuckermann became the President of the Company and he resigned in December of 1995. Clayton M. Hardman was appointed President and Chairman of the Board in December 1995. In April 1996, Mr. Hardman resigned as President and Chairman of the Board and Mr. Olivier was appointed to the office of President.

COMPENSATION OF DIRECTORS

     Directors do not receive compensation for service on the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of shares of common stock of the Company on May 15, 1996 by each director and executive officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock.

                                             Shares of Common Stock
                                               Beneficially Owned
                                         -------------------------------
                                                  Common Stock
                                         -------------------------------
                                         Number of Shares     Percent of
Name and Address                         Beneficially Held    Ownership
- - ----------------                         -----------------    ----------
A. Richard Bullock                             100,000           .7%
19930 48 A Avenue
Langley, BC V3A 6Z7

Ray A. Triphahn                                115,000           .8%
5200 South Lake Shore Drive #207
Tempe, AZ 85283

Wendover Securities Corporation              3,100,000         20.8%
Charlotte House
Charlotte Street
P. O. Box N-8318
Nassau, Bahamas

Chester King                                   485,000          3.3%
1641 Shookstown Road
Frederick, MD 21702

Robert A. Hallowitz                            485,000          3.3%
20316 Aspenwood
Gaithersburg, MD 20879

All directors and executive                    215,000          .15%
officers as a group (3 persons)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Cactus Consulting provided substantially all of the Company's corporate management and administrative services during the year ended December 31, 1995, for which the Company paid to Cactus Consulting $211,561. At December 31, 1995, the Company owed an additional $134,297 to Cactus Consulting for management services and expenses. The Company's President, Jan J. Olivier, owns Cactus Consulting.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

The following exhibits are filed as part of this Report:

                                                                              Method of
Exhibit No.       Description                                                   Filing
- - -----------       -----------                                                 ---------
    3.1           Articles of Incorporation of the Registrant                      *

    3.2           Certificate of Amendment to Articles of Incorporation            *

    3.3           Bylaws of the Registrant                                         *

    10            Assignment Agreement dated February 10, 1995 between the         *
                  Company, Wendover Securities Corporation and The Avriel
                  Group, AMCAS Division, Inc.

    11            Statement re Computation of Per Share Earnings                   *

    21            Subsidiaries of the Registrant                                   *

    24            Powers of Attorney                                         See Signature
                                                                                  Page

    27            Financial Data Schedule                                          *

- - ----------------------
*    Filed herewith.

(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIO FLORESCENT TECHNOLOGIES, INC.


June 4, 1996             By     /s/  Jan J. Olivier
                            ----------------------------------------------------
                                        Jan J. Olivier, President

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints JAN J. OLIVIER, A. RICHARD BULLOCK and RAY A. TRIPHAHN and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                      Title                                     Date
- - ---------                                      -----                                     ----
/s/ Jan J. Olivier             President (Chief Executive Officer);              June 4, 1996
- - ---------------------------    Director
Jan J. Olivier

/s/ A. Richard Bullock         Secretary/Treasurer (Principal Financial &        June 4, 1996
- - ---------------------------    Accounting Officer); Director
A. Richard Bullock

/s/ Ray A. Triphahn            Vice President, Assistant                         June 4, 1996
- - ---------------------------    Secretary/Director
Ray A. Triphahn