Form 10QSB
period 1996-03-31
BIO FLORESCENT TECHNOLOGIES INC
filed 1996-07-08
CIK 881460

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1996

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________________ to _________________

         Commission file number 33-55254-06


                      BIO FLORESCENT TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                    87-0485320
    -------------------------------                   -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    identification No.)


      7373 North Scottsdale Road, Suite D222, Scottsdale, Arizona 85253
                   ----------------------------------------
                   (Address of principal executive offices)

                                 602-596-0269
                         ---------------------------
                         (Issuer's telephone number)


                                     None
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

        Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days,

                               Yes / /  No /X/

                     APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 8, 1996, 12,216,949 common shares of par value $.01 outstanding.

        Transitional Small Business Disclosure Format (Check One):

                               Yes / /  No /X/

                        BIO FLORESCENT TECHNOLOGIES, INC.

                                Table of Contents

PART 1           Financial Information                                 Page No.
Item I       Financial Statements
             Condensed Balance Sheet                                      3
             Condensed Statements of Operations                           4
             Condensed Statements of Cash Flow                            5
             Notes to Condensed Consolidated Financial Statements         6

Item 2       Plan of Operations                                           7

PART II      Other Information

Item 1       Legal Proceedings                                           N/A
Item 2       Changes in Securities                                       N/A
Item 3       Defaults Upon Senior Securities                             N/A
Item 4       Submission and Matters to a Vote of Security Holders        N/A
Item 5       Other Information                                           N/A
Item 6       Exhibits and Reports on Form 8-K                             10

SIGNATURES

                        Bio Florescent Technologies, Inc.
                      (A Company in the Development Stage)
                             Condensed Balance Sheet
                                 March 31, 1996
                                   (Unaudited)

                                    Assets
Current Assets:
   Cash                                                                $     1,165
   Trade exchange receivable - barter                                       50,000
   Media products and services receivable - current portion                250,000
   Prepaid expenses                                                          2,500
                                                                       -----------

                     Total current assets                                  303,665
Media Products and Services Receivable - non current portion               250,000
License, net of accumulated amortization                                   909,500
                                                                       -----------
                                                                       $ 1,463,165
                                                                       -----------
                     Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable-
     Trade accounts                                                    $    69,559
     Related party accounts                                                140,557
   Accrued expenses                                                         65,964
                                                                       -----------
                     Total current liabilities                             276,080
                                                                       -----------
Stockholders' Equity:
   Common stock, $0.001 par value, Authorized 25,000,000 shares,            12,176
      issued and outstanding  12,175,949 shares
   Common stock, subscription paid - to be issued 288,000 shares               288
   Common stock, subscription unpaid - 1,712,000 shares                      1,712
   Additional paid-in capital                                            3,324,758
   Subscription of common stock sales receivable                          (428,000)
   Deficit accumulated during development stage                         (1,723,849)
                                                                       -----------
                     Total stockholders' equity                          1,187,085
                                                                       -----------
                                                                       $ 1,463,165
                                                                       -----------

        The accompanying notes are an integral part of these condensed financial statements.

                        Bio Florescent Technologies, Inc.
                      (A Company in the Development Stage)
                       Condensed Statements of Operations
                 for the three month period ended March 31, 1996
             and for the period from inception of development stage
                      (February 15, 1990 to March 31, 1996)
                                   (Unaudited)

                                                Three month period ended      Cumulative from the
                                               ---------------------------        inception of
                                                March 31,        March 31,     Development Stage
                                                  1996             1995       (February 15, 1990)
                                                --------         --------     -------------------
Net Sales                                     $       -0-      $      -0-       $        -0-

Selling, general & administrative expenses        338,286          74,382          1,723,849
                                              -----------      ----------       ------------

           Loss from operations                 (338,286)        (74,382)        (1,723,849)

Interest Expense                                      -0-             -0-                -0-
                                              -----------      ----------       ------------
Loss before provision for income taxes          (338,286)        (74,382)        (1,723,849)

Provision for income taxes                            -0-             -0-                -0-
                                              -----------      ----------       ------------

Net loss                                      $ (338,286)      $ (74,382)       $(1,723,849)
                                              ===========      ==========       ============

Loss per common share                         $    (0.03)      $   (0.00)
                                              ===========      ==========

Weighted average number of common              11,942,807       7,333,333
shares outstanding                            ===========      ==========



         The accompanying notes are an integral part of these condensed financial statements.

                        Bio Florescent Technologies, Inc.
                      (A Company in the Development Stage)
       Condensed Statements of Cash Flows for the Three month period ended
         March 31, 1996 and for the period from inception of development stage (February 15, 1990 to March 31, 1996)
                                   (Unaudited)


                                               Three month period ended      Cumulative from the
                                               -------------------------         Inception of
                                               March 31,        March 31,     Development Stage
                                                 1996             1995       (February 15, 1990)
                                               --------         --------     -------------------
Cash flows from operations:

   Net loss (including development costs)     $(338,286)        $(74,382)        $(1,723,849)

   Adjustments to reconcile net loss to
    net cash used in operating activities:

     Amortization                                25,500                              110,500

     Writedown of artwork                                                            400,000

     Common stock issued for services                                                126,748

     Change in assets and liabilities:

     Decrease(increase) in prepaid
       expenses                                    (625)          (8,000)             (2,500)

     Increase in accounts payable and            92,538            3,170             276,080
     accrued expenses                         ---------         --------         -----------

       Net cash used in operations             (220,873)         (79,212)           (813,021)
                                              ---------         --------         -----------

Cash flows from financing activities:

     Sale and issue of common stock, net        131,206           86,000             742,186

     Sale of stock subscriptions (net of         72,000              -0-              72,000
      subscriptions receivable)               ---------         --------         -----------

       Cash provided by financing               203,206           86,000             814,186
                                              ---------         --------         -----------

Net increase(decrease) in cash funds            (17,667)           6,788               1,165

Cash, beginning of period                        18,832              -0-                 -0-
                                              ---------         --------         -----------

Cash, end of period                           $   1,165         $  6,788         $     1,165
                                              =========         ========         ===========


         The accompanying notes are an integral part of these condensed financial statements.

                        BIO FLORESCENT TECHNOLOGIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1. THE COMPANY AND ITS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

BASIS OF PRESENTATION

The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the company and notes thereto, for the fiscal year ended December 31, 1995.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented.

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

                               PLAN OF OPERATIONS

ITEM 2

         The Company is presently concentrating its efforts on opportunities created by critical global healthcare concerns to more rapidly and reliably detect viruses such as HIV 1/2 and Hepatitis B.

         The Company secured worldwide rights to manufacture, market and sell the Mehica GP120 System in February 1995. Consideration for such rights included a commitment by the Company to finance the production and finalization of other development requirements as well as royalty payments.

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

         Prior to selling the Mehica GP120 System in the United States, the Company must obtain certain FDA approvals. Pursuant to the license agreement for the Mehica GP120 System, the licensor has agreed to produce a prototype of the Mehica GP120 System and perform the testing protocol prescribed by applicable FDA regulations, the cost of which is expected to be in excess of $1,400,000. Once the prototype is completed, the Company plans to pursue FDA approval of the Mehica GP120 System. The Company believes that portions of the Mehica GP120 System may be eligible for a streamlined FDA approval. While awaiting FDA approval, the Company plans to qualify and sell the Mehica GP120 System in foreign markets that do not require FDA approval. The Company has received inquiries from several foreign countries regarding their needs for the Mehica GP120 System. The Company plans to develop those markets, among others.

         The Company also plans to aggressively pursue the acquisition of other products through licensing and/or acquiring businesses with proven sales and operating history which are compatible with corporate strategies to market and produce the Mehica GP120 System.

         To date, the Company's operations have consisted primarily of obtaining the license to the Mehica GP120 System, assembling a management team and raising capital. From the Company's inception to March 31, 1996, the Company's business development costs have totaled approximately $1,724,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

         From inception to March 31, 1996, the Company's development activities resulted in a deficit in cash flow of approximately $813,000. This deficit was primarily the result of the cumulative net operating loss of approximately $1,724,000 offset by noncash charges totaling approximately $637,000 related to the write off of artwork purchased with common stock, common stock issued for services and amortization associated with the Company's license to the Mehica GP120 System. Additionally, the deficit in cash flow from operating activities was offset by an increase in accounts payable and accrued liabilities of approximately $274,000.

         The Company's financing activities since inception provided cash flow of approximately $814,000 through March 31, 1996. This was the result of the private placement of 5,362,700 shares of the Company's common stock.

         During 1995, the Company also issued an aggregate of 5,333,333 shares of its common stock for media products and services to be provided in the future valued at $500,000, barter credits totaling $50,000 and the license to the Mehica GP120 System recorded at a value of $1,000,000.

         Pursuant to the Mehica GP120 System license agreement, the progression of the development is directly linked to the availability of funds for paying development costs. The development process will be conducted in stages.

         The Company is to pay the licensor $1,400,000 in four installments at the beginning of each development stage in the following amounts:

                  Stage 1              $434,029
                  Stage 2              $434,029
                  Stage 3              $287,029
                  Stage 4              $244,913

         Payment of the Stage 1 amount of $434,029 has not been made as of the date of this filing. If such payment is not made by approximately July 31, 1996, the licensor may terminate the license agreement. The Company will need to raise additional operating capital to satisfy its product development obligations under the Mehica GP120 System license agreement and to fund other operating expenses of the business. As of the date of this filing, the Company has not obtained such financing. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company and may result in the termination of the license agreement relating to the Mehica GP120 System by the licensor. The Company has raised approximately $814,000 of operating capital since inception and plans to continue its efforts to raise additional operating capital through various financing methods including private placements of its common stock. Funding of future operations is dependent on management's ability to raise additional capital.

         The Company re-organized its management team in May 1996 to focus on the implementation of its business plan which calls for completion of development of the Mehica GP120 System and the acquisition of compatible products to establish the Company as an operating Company as soon as possible.

                                   SIGNATURES

Pursuant to the regulation requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     July, 1996               Bio Florescent Technologies, Inc.
                                            (Registrant)


                                   By: /s/ Jan J. Olivier
                                       ------------------------
                                           Jan J. Olivier
                                           President, Director

                                   By: /s/ A. Richard Bullock
                                       ------------------------
                                           A. Richard Bullock
                                           Secretary, Treasurer

Item 6     Exhibits and Reports on Form 8-K

           Exhibit 27                Financial Data Schedule