Form 10QSB
period 1996-06-30
BIO FLUORESCENT TECHNOLOGIES INC
filed 1996-09-17
CIK 881460

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to ______________________

     Commission file number 0-19693

                        BIO FLUORESCENT TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Nevada                                                87-0485320
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              identification No.)

      7373 North Scottsdale Road, Suite D222, Scottsdale, Arizona 85253
      -----------------------------------------------------------------
                   (Address of principal executive offices)

                                 602-596-0269
                         ---------------------------
                         (Issuer's telephone number)

                                     None
             --------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No X
                                     ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 15, 1996, 13,574,306 common shares of par value $.001 outstanding.

         Transitional Small Business Disclosure Format (Check One):

                              Yes      No X
                                 ----    ----

                       BIO FLUORESCENT TECHNOLOGIES, INC.

                                Table of Contents

PART 1     Financial Information                                  Page No.

Item I     Financial Statements
           Condensed Balance Sheet                                   3
           Condensed Statements of Operations                        4
           Condensed Statements of Cash Flow                         5
           Notes to Condensed Financial Statements                   6

Item 2    Plan of Operations                                         8

PART II    Other Information

Item 1     Legal Proceedings                                       N/A
Item 2     Changes in Securities                                   N/A
Item 3     Defaults Upon Senior Securities                         N/A
Item 4     Submission and Matters to a Vote of Security Holders    N/A
Item 5     Other Information                                       N/A
Item 6     Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                          10

                        Bio Florescent Technologies, Inc.
                      (A Company in the Development Stage)
                             Condensed Balance Sheet
                                  June 30, 1996
                                   (Unaudited)

                                     Assets
Current Assets:
   Cash                                                            $           98
   Trade exchange receivable - barter                                      49,887
   Media products and services receivable - current portion               250,000
                                                                   --------------
                     Total current assets                                 299,985
Media Products and Services Receivable - non current portion              250,000
License, net of accumulated amortization                                  884,000
                                                                   --------------
                                                                   $    1,433,985
                                                                   ==============
                      Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable-
        Trade accounts                                             $      118,025
        Related party accounts                                            182,076
   Accrued expenses                                                        65,070
                                                                   --------------
                     Total current liabilities                            365,171
                                                                   --------------
Stockholders' Equity:
   Common stock, $0.001 par value, Authorized 25,000,000 shares,           12,217
      issued and outstanding  12,216,749 shares
   Common stock, subscription paid - to be issued 888,000 shares              888
   Common stock, subscription unpaid - 1,112,000 shares                     1,112
   Additional paid-in capital                                           3,347,307
   Subscription of common stock sales receivable                        (278,000)
   Deficit accumulated during development stage                       (2,014,710)
                                                                   --------------
                     Total stockholders' equity                        1,068,814

                                                                   $   1,433,985
                                                                   =============

         The accompanying notes are an integral part of these condensed financial statements.

                        Bio Florescent Technologies, Inc.
                      (A Company in the Development Stage)
                       Condensed Statements of Operations
                  for the six month period ended June 30, 1996
             and for the period from inception of development stage
                      (February 15, 1990 to June 30, 1996)
                                   (Unaudited)


                                  Three month period              Six month period            Cumulative from
                                    ended June 30                  ended June 30,            the inception of
                                   ---------------                ----------------           Development stage
                                 1996             1995            1996            1995       (February15,1990)
                                ------           ------          ------          ------      ------------------
Net Sales                      $      -0-     $       -0-      $       -0-     $       -0-     $       -0-

Selling, general &
administrative expenses           290,967         128,130          629,253         202,512       2,014,816
                             ------------    ------------     ------------    ------------    ------------

   Loss from operations          (290,967)       (128,130)        (629,253)       (202,512)     (2,014,816)
Interest Expense                      -0-             -0-              -0-             -0-             -0-
Interest Income                      106              -0-             106              -0-            106
                             ------------    ------------     ------------    ------------    ------------
Loss before provision for
income taxes                     (290,967)       (128,130)        (629,253)       (202,512)     (2,014,816)
Provision for income taxes            -0-             -0-              -0-             -0-             -0-
                             ------------    ------------     ------------    ------------    ------------
Net Loss                      $  (290,861)    $  (128,130)     $  (629,147)    $  (202,512)    $(2,014,710)
                              ===========     ===========      ===========     ===========    ============

Loss per common share         $     (0.03)    $     (0.01)     $     (0.06)    $     (0.01)
                              ===========     ===========      ===========     ===========
Weighted average number of
common shares outstanding      12,204,244      11,000,000       12,013,759      11,000,000
                               ==========      ==========       ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.

                        Bio Florescent Technologies, Inc.
                      (A Company in the Development Stage)
              Condensed Statements of Cash Flows for the Six month
         period ended June 30, 1996 and for the period from inception of development stage (February 15, 1990 to June 30, 1996)
                                   (Unaudited)


                                             Three month period             Six month period        Cumulative from
                                                ended June 30                ended June 30,         the inception of
                                               ---------------              ----------------        Development stage
                                             1996            1995          1996         1995        (February15,1990)
                                            ------          ------        ------       ------      ------------------
Cash flows from operations:

  Net loss(including development costs)   $(290,861)     $128,130)     $(629,147)      $(202,512)    $(2,014,710)
  Adjustments to reconcile net loss to
net cash used in operating activities:
       Amortization                          25,500                       51,000                         136,000
       Writedown of artwork                                                                              400,000
       Common stock issued for services                                                                  126,748
       Change in assets and liabilities:

       Decrease/(increase) in prepaid
        expenses                              2,500         3,000          1,875          (5,000)            -0-

       Decrease/(increase) in trade
        exchange receivable                     113                          113                            113
       Increase/(decrease) in accounts
        payable and accrued expenses         89,091        73,915        181,629          77,085         365,171
                                          ---------      --------      ---------       ---------     -----------
    Net cash used by operations            (173,657)      (51,215)      (394,530)       (130,427)       (986,678)
                                          ---------      --------      ---------       ---------     -----------
Cash flows from financing activities:

   Sale and issue of common stock, net       22,590        45,000        153,796         131,000         764,776
   Sale of stock subscriptions(net of
subscriptions receivable)                   150,000           -0-        222,000             -0-         222,000
                                          ---------      --------      ---------       ---------     -----------
    Cash provided by financing              172,590        45,000        375,796         131,000         986,776
                                          ---------      --------      ---------       ---------     -----------
Net increase/(decrease) in cash funds        (1,067)       (6,215)       (18,734)            573              98
Cash funds, beginning of period               1,165         6,788         18,832             -0-             -0-
                                          ---------      --------      ---------       ---------     -----------
Cash funds, end of period                 $      98      $    573      $      98       $     573     $        98
                                          =========      ========      =========       =========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

1.       THE COMPANY AND ITS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HISTORY AND REPORTING ENTITY

Bio Fluorescent Technologies, Inc. (the Company) is a development stage company that was incorporated under the laws of the state of Nevada in February 1990 as Partisan Corporation. On March 10, 1995, the Company's name was changed from Partisan Corporation to Bio Fluorescent Technologies, Inc. The Company was inactive through February 1995 and prior to such time the Company's only activities consisted of the sale or transfer of shares of its common stock in private placements.

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

SUBSEQUENT EVENT

During July 1996 the company received $500,000 net proceeds from the private placement offering of $550,000 8% convertible debentures with due dates in August and September 1996. Subsequent to date of issuance, holders of the debentures have excerised their conversion rights. The company is redeeming such debentures including accrued interest by the issuance of approximately 2,865,000 common shares.

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

         Prior to selling the Mehica GP120 System in the United States, the Company must obtain certain FDA approvals. Under the original terms of the license agreement for the Mehica GP120 System, the licensor had agreed to produce a prototype of the system and perform testing protocol prescribed by applicable FDA and the company had agreed to pay the licensor $1.4 million in four installments at the beginning of each development stage.

         On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland (Civil Action No. CCB 96-2266) against the licensor, The Avriel Group and others, seeking declaratory relief, damages and other relief in respect of certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit or "PAK" and the Mehica GP120). On July 30, 1996, the defendants filed an answer, counter-claim and third party complaint, seeking declaratory relief in respect of the agreements and damages. The proceeding is pending and the Company expects discovery to commence in the near future. Although the Company is ready, willing and able to litigate the dispute, the Company is cautiously optimistic that the dispute can be resolved by and through a negotiated settlement without further litigation.

         Upon the advise of legal counsel, pending the outcome of the aforementioned litigation, the Company is withholding any payments to the licensor including payment scheduled for July 31, 1996.

         The Company plans to aggressively pursue the acquisition of other products through licensing and/or acquiring businesses with proven sales and operating history which are compatible with corporate strategies to market and produce the Mehica GP120 System.

         The Company re-organized its management team in May 1996 to focus on the implementation of its business plan which calls for completion of development of the Mehica GP120 System and the acquisition of compatible products to establish the Company as an operating Company as soon as possible.

         One of the growth strategies of the business plan is to expand the company's core market to include a broader range of viral and infectious disease. As of August 29, 1996, the Company has signed a contract with SANNES & Associates to work on expanding the viral and infectious disease technology. SANNES & ASSOCIATES has extensive research, product development and product introduction skills. Their professional careers have given them firsthand knowledge of these functions with major pharmaceutical and medical equipment manufacturing companies.

         The Company anticipates concluding, in the near future, an additional contract agreement with a nationally known West Coast based scientific instrument and optical development company that specializes in imaging and robotics. The Company's management has expanded the company's core market to include a broader range of viral and infectious diseases and has sought out the best possible technology development companies to assure a higher degree of success.

         To date, the Company's operations have consisted primarily of obtaining the license to the Mehica GP120 System, assembling a management team and raising capital. From the Company's inception to June 30, 1996, the Company's business development costs have totaled approximately $2,014,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

         From inception to June 30, 1996, the Company's development activities resulted in a deficit in cash flow of approximately $987,000. This deficit was primarily the result of the cumulative net operating loss of approximately $2,014,000 offset by noncash charges totaling approximately $663,000 related to the write off of artwork purchased with common stock, common stock issued for services and amortization associated with the Company's license to the Mehica GP120 System. Additionally, the deficit in cash flow from operating activities was offset by an increase in accounts payable and accrued liabilities of approximately $365,000.

         The Company's financing activities since inception provided cash flow of approximately $987,000 through June 30, 1996. This was the result of the private placement of 5,362,700 shares of the Company's common stock. Subsequent to June 30, 1996, the Company is issuing approximately 2,865,000 shares for $550,000 cash through private placement of convertible debentures (see "Subsequent Event" note to Unaudited Financial Statements).

         During 1995, the Company also issued an aggregate of 5,333,333 shares of its common stock for media products and services to be provided in the future valued at $500,000, barter credits totaling $50,000 and the license to the Mehica GP120 System recorded at a value of $1,000,000.

         The Company will need to raise additional operating capital to satisfy its obligations under the product development agreements and to fund other operating expenses of the business. As of the date of this filing, the Company has not obtained such financing. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company and may result in the termination of the license agreement relating to the Mehica GP120 System by the licensor.

                                   PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:

             Exhibit 27 - Financial Data Schedule

         (B) Reports on Form 8-K:

             No reports on Form 8-K were filed during the Quarter ended June 30, 1996.


                                   SIGNATURES


Pursuant to the regulation requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  Sept, 1996                      Bio Fluorescent Technologies, Inc.
                                       (Registrant)


                                       By: /s/ Jan J. Olivier
                                          -------------------------------
                                               Jan J. Olivier
                                               President, Director

                                       By: /s/ A. Richard Bullock
                                          -------------------------------
                                               A. Richard Bullock
                                               Secretary, Treasurer