Form 10QSB
period 1996-09-30
BIO FLUORESCENT TECHNOLOGIES INC
filed 1996-11-20
CIK 881460

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______________ to _________________

         Commission file number 0-19693


                      BIO FLUORESCENT TECHNOLOGIES, INC. .
             (Exact name of registrant as specified in its charter)

    Nevada   .                                               87-0485320   .
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           identification No.)


        7373 North Scottsdale Road, Suite D222, Scottsdale, Arizona 85253
                    (Address of principal executive offices)

                                  602-596-0269
                           (Issuer's telephone number)


                                      None
Former name, former address and former fiscal year, if changed since last report.

               Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days,
Yes       No  X
    ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 1996, 17,937,132 common shares of par value $.001 outstanding.

         Transitional Small Business Disclosure Format (Check One):

Yes       No  X
    ---      ---

                       BIO FLUORESCENT TECHNOLOGIES, INC.

                                Table of Contents

PART 1      Financial Information                                                  Page No.
------      ---------------------                                                  --------

Item I      Financial Statements
            Condensed Balance Sheet                                                   3
            Condensed Statements of Operations                                        4
            Condensed Statements of Cash Flow                                         5
            Notes to Condensed Financial Statements                                   6


Item 2      Plan of Operations                                                        8


PART II     Other Information

Item 1      Legal Proceedings                                                         9
Item 2      Changes in Securities                                                   N/A
Item 3      Defaults Upon Senior Securities                                         N/A
Item 4      Submission and Matters to a Vote of Security Holders                    N/A
Item 5      Other Information                                                       N/A
Item 6      Exhibits and Reports on Form 8-K                                        N/A

SIGNATURES

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)
                             Condensed Balance Sheet
                               September 30, 1996
                                   (Unaudited)

                                     Assets
Current Assets:
   Cash                                                                        $   110,142
   Trade exchange receivable - barter                                               49,887
   Media products and services receivable - current portion                        256,003
                                                                               -----------

                     Total current assets                                          416,032
Media Products and Services Receivable - non current portion                       250,000
License, net of accumulated amortization                                           858,500
                                                                               -----------
                                                                               $ 1,524,532
                                                                               ===========
                      Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                            $    91,884

   Accrued expenses                                                                 55,056
                                                                                ----------
                     Total current liabilities                                     146,940
                                                                                ----------
Stockholders' Equity:
   Common stock, $0.001 par value, Authorized 25,000,000 shares,                    17,937
      issued and outstanding  17,937,132 shares
   Additional paid-in capital                                                    4,037,587
   Subscription of common stock sales receivable                                  (238,000)
   Deficit accumulated during development stage                                 (2,439,932)
                                                                               -----------
                     Total stockholders' equity                                  1,377,592
                                                                               -----------
                                                                               $ 1,524,532
                                                                               ===========



The accompanying notes are an integral part of these condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)
                     Condensed Statements of Operations for
       the three and nine month periods ended September 30, 1996 and 1995 and for the period from inception of development stage (February 15, 1990) to
                               September 30, 1996
                                   (Unaudited)

                                                                                                        Cumulative from the
                                          Three month period               Nine month period               inception of
                                          ended September 30              ended September 30,            Development stage
                                         --------------------            ---------------------         (February 15, 1990) to
                                      1996              1995              1996               1995          September 30,1996
                                     ------            ------            ------             ------         -----------------
Net Sales                        $        -0-       $        -0-      $        -0-        $        -0-        $        -0-


Selling, general &
administrative expenses               425,222            484,958         1,054,475             687,470          2,440,038
                                 ------------       ------------      ------------        ------------        -----------

   Loss from operations              (425,222)          (484,958)       (1,054,475)           (687,470)        (2,440,038)


Interest Income                           -0-                -0-               106                 -0-                106
                                 ------------       ------------      ------------        ------------        -----------


Loss before provision for
income taxes                         (425,222)          (484,958)       (1,054,369)           (687,470)        (2,439,932)

Provision for income taxes                -0-                -0-               -0-                 -0-                -0-
                                 ------------       ------------      ------------        ------------        -----------
Net Loss                         $   (425,222)          (484,958)     $ (1,054,369        $   (687,470)       $(2,439,932)
                                 ============       ============      ============        ============        ===========

Loss per common share            $      (0.03)      $      (0.04)     $      (0.07)       $      (0.06)
                                 ============       ============      ============        ============

Weighted average number
of common shares outstanding       16,060,338         11,700,000        14,098,073          11,700,000
                                 ============       ============      ============        ============




The accompanying notes are an integral part of these condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)
          Condensed Statements of Cash Flows for the Nine month periods ended September 30, 1996 and 1995 and for the period from
    inception of development stage (February 15, 1990) to September 30, 1996
                                   (Unaudited)


                                                                                                          Cumulative from the
                                                 Three month period           Nine month period           inception of
                                                 ended September 30          ended September 30,          Development stage
                                                --------------------        ---------------------        (February 15,1990) to
                                                1996          1995          1996                1995       September 30,1996
                                               ------        ------        ------              ------      -----------------
Cash flows from operations:

Net loss                                     $(425,222)   $  (220,743)  $(1,054,369)       $  (687,470)       $(2,439,932)


 Adjustments to reconcile net loss to
net cash used in operating activities:

 Amortization                                   25,500                       76,500                               161,500

 Writedown of artwork                                                                                             400,000

 Common stock issued for services              144,000                      144,000                               270,748

 Change in assets and liabilities:                           (400,000)                        (400,000)              --

 Increase in prepaid expenses                   (6,003)                      (4,128)            (5,000)            (6,003)

 Increase in trade exchange receivable                       (500,000)          113           (500,000)               113

 Increase in accounts payable and
accrued expenses                              (218,231)        20,515       (36,602)            97,600            146,940
                                             ---------    -----------   -----------        -----------        -----------


 Net cash used in operating activities        (479,956)    (1,364,743)     (874,486)        (1,494,870)        (1,466,634)
                                             ---------    -----------   -----------        -----------        -----------


Cash flows from financing activities:

 Sale and issue of common stock, net           550,000      1,413,873       703,796          1,544,873          1,314,776

 Sale of stock subscriptions(net of
subscriptions receivable)                       40,000            -0-       262,000                -0-            262,000
                                             ---------    -----------   -----------        -----------        -----------

 Cash provided by financing activities         590,000      1,413,873       965,796          1,544,873          1,576,776
                                             ---------    -----------   -----------        -----------        -----------

Net increase in cash funds                     110,044         49,430        91,310             50,003            110,142

Cash, beginning of period                           98            573        18,832                -0-                -0-
                                             ---------    -----------   -----------        -----------        -----------

Cash, end of period                          $ 110,142    $    50,003   $   110,142        $    50,003        $   110,142
                                             =========    ===========   ===========        ===========        ===========


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

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is required to be adopted by the company in 1996, may have a material effect on the Company's financial position or its results of operations upon adoption as noted in Paragraph Two of the Plan of Operations. SFAS No. 123, Accounting for Stock-Based Compensation, is required to be adopted by the Company in 1996. Pursuant to the provisions of SFAS No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, this statement is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

                               PLAN OF OPERATIONS


         The Company is presently concentrating its efforts on opportunities created by critical global health care concerns to more rapidly and reliably detect viruses such as HIV 1/2 and Hepatitis B.

         The Company had secured worldwide rights to manufacture, market and sell the Mehica GP120 System in February 1995. On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland (Civil Action No. CCB 96-2266) against the licensor, The Avriel Group and others, seeking declaratory relief, damages and other relief in respect to certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit or "PAK" and the Mehica GP120. On July 30, 1996, the defendants filed an answer, counterclaim and third party complaint, seeking declaratory relief in respect of the agreements and damages. The Company is cautiously optimistic that the dispute can be resolved by and through a negotiated settlement without further litigation. The outcome of this litigation may have a material adverse effect on the recorded, unamortized cost of the license agreement.

         The Company plans to aggressively pursue the acquisition of other products through licensing and/or acquiring businesses with technology or proven sales and operating history which are compatible with corporate strategies.

         The Company re-organized its management team in May 1996 to proceed with the implementation of its business plan and the acquisition of compatible products to establish the Company as an operating Company as soon as possible.

         One of the growth strategies of the business plan is to expand the Company's core market to include a broader range of screening and detection devices for viral and infectious diseases. The Company has signed a contract with SANNES & ASSOCIATES to consult in the search for expanding the Company's infectious disease technology. SANNES & ASSOCIATES has extensive research, product development and product introduction skills. Their professional careers have given them firsthand knowledge of these functions with major pharmaceutical and medical equipment manufacturing companies.

         To date, the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the Company's inception to September 30, 1996, the Company's business development costs have totaled approximately $2,439,932. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

         From inception to September 30, 1996, the Company's development activities resulted in a deficit in cash flow of approximately $1,466,000. This deficit was primarily the result of the cumulative net operating loss of approximately $2,440,000 offset by noncash charges totaling approximately $832,000 related to the write off of artwork purchased with common stock, common stock issued for services and amortization associated with the Company's license to the

Mehica GP120 System. Additionally, the deficit in cash flow from operating activities was offset by an increase in accounts payable and accrued liabilities of approximately $147,000.

         The Company's financing activities since inception provided cash flow of approximately $1,577,000 through September 30, 1996. This was the result of the private placement of 8,897,083 shares of the Company's common stock.

         The Company will need to raise additional operating capital to satisfy its obligations and to fund other operating expenses of the business. As of the date of this filing, the Company has not obtained such financing. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company.

                            PART II Other Information

Item 1.  Legal Proceedings:
                  Refer to Plan of Operations (Page 8) for information on legal action initiated by Bio Fluorescent Technologies, Inc. against The Avriel Group and others on July 19, 1996, and their counter-suit.

Item 2.  Changes in securities.
                  Not Applicable.

Item 3.  Defaults on Senior Securities.
                  Not Applicable

Item 4.  Submission and Matters to a Vote of Security Holders.
                  Not Applicable

Item 5.  Other Information.
                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
                  Not Applicable

                                   SIGNATURES


Pursuant to the regulation requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:        November 19, 1996      Bio Fluorescent Technologies, Inc.
                                    (Registrant)


                                              By: \s\ Jan J. Olivier
                                                  ----------------------
                                                       Jan J. Olivier
                                                       President, Director

                                              By: \s\  Wynn J. Bott
                                                  ----------------------
                                                       Wynn J. Bott
                                                       Controller