Form 10KSB40
period 1996-12-31
BIO FLUORESCENT TECHNOLOGIES INC
filed 1998-04-03
CIK 881460

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

                        Commission File Number : 0-19693

                       BIO FLUORESCENT TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

          Nevada                                                87-0485320
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

7373 North Scottsdale Road, Suite C228, Scottsdale, Arizona        85253
-----------------------------------------------------------      ----------
         (Address of Principal Executive Offices)                (Zip code)

        Registrant's telephone number, including area code: 602-596-0269

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Registrant's revenues for its most recent fiscal year. $0.00

     As of April 24, 1997, 5,645,710.67 shares of the registrant's common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $1,012,640. Computed at the closing price on that date. There is only one class of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE (5) YEARS:

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
ITEM 1.   BUSINESS......................................................  1

ITEM 2.   PROPERTIES....................................................  2

ITEM 3.   LEGAL PROCEEDINGS.............................................  2

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  2

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS..........................................  3

ITEM 6.   PLAN OF OPERATION.............................................  4

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  6

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE........................... 15

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 16

ITEM 10.  EXECUTIVE COMPENSATION........................................ 17

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................... 18

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 18

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 18

SIGNATURES.............................................................. 19

                                     PART I

ITEM 1. BUSINESS

COMPANY BACKGROUND

         Bio Fluorescent Technologies, Inc. (The "Company") is a development stage company engaged primarily in the medical and health care industry. The Company was incorporated on February 15, 1990 under the laws of Nevada as Partisan Corporation. On March 10, 1995, the Company's name was changed to Bio Fluorescent Technologies, Inc. The Company was inactive through approximately January of 1995 and prior to such time the Company's only activities consisted of capitalization activities.

         The Company's initial business plan was based on developing, licensing or otherwise acquiring state-of-the-art advanced diagnostic testing and screening technology and equipment capable of early detection of human immune system disorders such as HIV-1, HIV-2 and Hepatitis B. In February 1995 the Company licensed a development stage diagnostic technology designed to detect AIDS, described as the Mehica GP120 system.

         In July 1996 the Company filed a complaint against the licensor of the technology. The defendants filed a counter-claim and third party complaint seeking declaratory relief in respect of the agreements and damages. This litigation matter is more fully described in Item 3 "Legal Proceedings" and in the notes to the Company's financial statements set forth herein.

         Development activities were suspended and the Company has written off the unamortized cost of the Mehica GP120 project as of December 31, 1996, and is treating this write-off as a recision of the license agreement.

         In May 1996 the Company reorganized its management team and revised its business plan to include expansion of the Company's core market and technology application for the screening and detection of a broader range of viral and infectious diseases.

         The Company is selecting and engaging the services of scientists and other technical advisors to assist in its search to acquire other products or businesses compatible with the Company's primary goal of becoming operational as soon as possible.

         Since its management reorganization in May 1996, the Company's business development plan has been focused on a "growth by acquisition" strategy and the Company has been actively pursuing acquisition possibilities.

         The Company's agreement dated February 11, 1997, to acquire all of the assets of Immune Network Research, Ltd. ("INR") has since been terminated. The Company is exploring the possibility of licensing or otherwise acquiring from INR its rights as licensee to an immune system disease treatment technology currently in the development stage. As of the date of this filing no offer has been presented to INR by the Company. There can be no assurance that an offer, if presented, would be accepted by INR.

         The Company plans to continue with its efforts to license or otherwise acquire products, technology or businesses compatible with its corporate strategies.

EMPLOYEES

         On March 3, 1997, the Company, through an office support service agreement with a related party, employed a total of six persons, who provide management, administrative and secretarial services to the Company. No employee is subject to a collective bargaining agreement. The Company believes it has favorable relations with its employees.

ITEM 2. PROPERTIES

         The Company maintains its principal executive office in 1,000 square feet of a rented office facility in Scottsdale, Arizona under an office support services agreement with a related party which expires January 1998 at a rental rate of $1,000 per month. The Company believes that its current leased space will be sufficient for the Company's operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         The Company had secured worldwide rights to manufacture, market and sell the Mehica GP120 System under an exclusive licensing agreement dated February 1995. On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland (Civil Action No. CCB
96-2266) against the licensor, The Avriel Group, and others ("TAG") seeking declaratory relief, damages and other relief in respect to certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit or "PAK" and the Mehica GP120 System. On July 30, 1996, the defendants filed an answer, counter-claim and third party complaint, seeking declaratory relief in respect to the agreements and damages.

         The Company has made attempts to resolve this matter through a negotiated settlement without further extensive litigation and is cautiously optimistic that this dispute can be resolved. If a settlement cannot be reached, the Company intends to vigorously press its claims and defend the counter-claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders during the fourth quarter of the year ended December 31, 1996.

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

         Prior to May 1, 1995, there was no public market for the Company's common stock. Since May 1, 1995, the Company's common stock has been quoted in the National Daily Quotation Service ("Pink Sheets") published daily by the National Quotation Bureau, Inc. The Company's trading symbol was changed from "BFTI" to "BFTK" in connection with Company's December 2, 1996 reverse stock split. Quotations are also available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. Under the symbol "BFTK".

         The following table sets forth the high and low bid prices for the Company's common stock commencing with the second fiscal quarter 1995 as reported by the National Quotation's Bureau, Inc., which prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended                        BFTI, Before Split    BFTK, After Split
                                     ------------------    -----------------

BFTI before split and adjusted
as if reverse split had                High       Low        High        Low
occurred retroactively                 ----       ---        ----        ---

June 30, 1995                         $5,00     $1.00      $15.00      $3.00
September 30, 1995                    $4.00     $2.62      $12.00      $7.86
December 31, 1995                     $1.19     $1.06      $ 3.57      $3.18
March 31, 1996                        $1.47     $1.00      $ 4.41      $3.00
June 30, 1996                         $1.22     $0.50      $ 3.66      $1.50
September 30, 1996                    $0.91     $0.22      $ 2.73      $0.66
December 2, 1996                      $0.42     $0.22      $ 1.26      $0.66
BFTI after the reverse split
December 31, 1996                                          $ 0.72       $0.50

HOLDERS

         The number of stockholders of record for the common stock of the Company at the close of business on March 3, 1997, was 511, including brokerage houses holding stock for an unknown number of stockholders. The

Company estimates that there are approximately 700 beneficial owners of the Company's common stock.

DIVIDENDS

         The Company's present policy is to apply available working capital to expansion and acquisition; consequently, the Company has not previously declared or paid any dividends on its common stock and does not expect to pay dividends on its common stock within the foreseeable future.

ITEM 6. PLAN OF OPERATION

         The Company is presently concentrating its efforts on becoming operational by licensing or otherwise acquiring technologically advanced state-of-the-art immunological products which respond to the critical global demands within the Company's selected market niche in the medical and health care industry; the diagnosis, prevention and treatment of AIDS and other human immune system disorders. The Company is also exploring the possibility of acquiring other technologies, products or businesses compatible with its goal to become operational.

         The Company's management team, which was re-organized on May 1996, has been investigating and pursuing product and technology acquisition opportunities compatible within corporate strategies. Although the Company terminated its agreement dated February 11, 1997, to acquire all of the assets of Immune Network Research, Ltd. ("INR") it plans to continue to pursue the possibility of licensing or otherwise acquiring from INR its rights as licensee to an immune system disease treatment technology currently in the development stage. There can be no assurance that pursuit of this technology will be successful.

         Based on the litigation relating to the Mehica GP120 System license agreement (see Item 3, "Legal Proceedings") the Company suspended its development efforts on the Mehica GP120 System technology and has written off the unamortized license fee as a recision of the agreement.

         The Company plans to continue to aggressively pursue the acquisition of other products and technology through licensing and/or acquiring businesses with market ready products and/or development stage technology with market potential that is compatible with corporate strategies to become operational.

         To date, the Company's operations have consisted primarily of pursuing various product opportunities, assembling a management team and raising capital. From the Company's inception to December 31, 1996, the Company's business development costs have totaled approximately $2,729,000. These expenditures have been funded primarily with the proceeds from the private sales of the Company's equity securities as well as with the issuance of its common stock in exchange for services and assets.

         During the year ended December 31, 1996, the Company's development stage activities resulted in a deficit in cash flow of approximately $682,535. This deficit was primarily the result of the net operating loss of approximately $1,343,000 offset by noncash charges totaling approximately $614,000. Additionally the deficit in cash flow from operating activities was offset by an increase in accounts payable and accrued liabilities of approximately $45,400. The Company's financing activities provided cash flow of approximately $670,030 during the year ended December 31, 1996, primarily as the result of the private placement of 2,011,321 shares of the Company's common stock.

         The Company has raised approximately $1,281,010 of operating capital since inception and plans to continue its efforts to raise additional capital needed to fund operating expenses of the business through various financing methods including private placements of its common stock. Funding of future operations is dependent on management's ability to raise additional capital. Failure by the Company to obtain additional financing would have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                     December 31,   December 31,
                                                        1996            1995
                                                        ----            ----
                                     ASSETS
CURRENT ASSETS:
Cash                                               $     6,327    $    18,832
Trade exchange receivable - barter (Note 2)             49,767         50,000
Media products and services receivable -
  current portion (Note 3)                             250,000        250,000

Prepaid expenses                                            --          1,875
                                                   -----------    -----------
         Total current assets                          306,094        320,707

MEDIA PRODUCTS AND SERVICES - net of current
 portion (Note 3)                                      250,000        250,000

LICENSE, net of accumulated amortization
 of $85,000 (Note 4)                                        --        935,000
                                                   -----------    -----------
                                                   $   556,094    $ 1,505,707
                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable -
  Trade                                            $   158,823    $     8,437
  Related party (Note 6)                                27,090        157,542
Accrued expenses                                        55,056         27,563
                                                   -----------    -----------
         Total Current liabilities                     240,969        183,542
                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)
 STOCKHOLDERS' EQUITY (Note 5):

Common stock, $.001 par value, 8,333,334
  shares authorized; 5,645,710 (1996) and
  3,790,750 (1995) issued and outstanding                5,646          3,791
Common stock to be issued (186,333 shares)                   9            186
Additional paid-in capital                           3,178,370      2,703,751
Stock subscription receivable                         (128,000)            --
Deficit accumulated during the development stage    (2,740,900)    (1,385,563)
                                                   -----------    -----------
         Total stockholders' equity                    315,125      1,322,165
                                                   -----------    -----------
                                                   $   556,094    $ 1,505,707
                                                   ===========    ===========

       The accompanying notes are an integral part of this balance sheet.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A Development Stage Company)

                             STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR
        THE PERIOD FROM INCEPTION OF DEVELOPMENT STATE (FEBRUARY 15,1990
                              TO DECEMBER 31, 1996)

                                                                   Cumulative
                                                                    from the
                                                                   Inception of
                                                                   Development
                                                                      Stage
                                                                  (February 15,
                                                                    1990) to
                                                                   December 31,
                                        1996            1995           1996
                                        ----            ----           ----
NET SALES                            $        --    $        --    $        --
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                             1,358,266      1,381,741      2,741,007
                                     -----------    -----------    -----------
     Loss from operations             (1,358,266)    (1,381,741)    (2,741,007)

INTEREST EXPENSE                           2,929         (2,822)           107
                                     -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME
  TAXES                               (1,355,337)    (1,384,563)    (2,740,900)

PROVISION FOR INCOME TAXES                    --             --             --
                                     -----------    -----------    -----------
NET LOSS                             $(1,355,337)   $(1,384,563)   $(2,740,900)
                                     ===========    ===========    ===========

LOSS PER COMMON SHARE (Note 1)       $     (0.27)   $     (0.44)
                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                   5,028,685      3,141,124
                                     ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period From Inception of Development Stage
                    (February 15, 1990 to December 31, 1996)

                                                                                Deficit
                                           Common                             Accumulated
                           Common Stock    Stock   Additional   Common Stock   During the
                      ------------------   to Be    Paid-in     Subscription  Development
                       Shares     Amount   Issued   Capital      Receivable      State         Total
                       ------     ------   ------   -------      ----------      -----         -----
Inception 2/15/90     333,333   $  1,000  $        $             $            $              $   1,000

Net loss                                                                          (1,000)       (1,000)
                    ---------   --------  -----    ----------    ---------   -----------   -----------
Balance 12/31/94      333,333      1,000                                          (1,000)

Sale of common
stock, net          1,333,333      4,000               76,000                                   80,000

Common stock
issued              2,124,083      6,372            2,090,376                                2,096,748

Common shares
subscribed                                  559       529,421                                  529,980

Net loss                                                                      (1,384,563)   (1,384,563)
                    ---------   --------  -----    ----------    ---------   -----------   -----------
Balance:12/31/95    3,790,749     11,372    559     2,695,797                 (1,385,563)    1,322,165

Sale of common
stock, net          1,001,834      3,006              794,791     (128,000)                    669,797

Common Stock
issued, net         1,186,461      3,559   (550)      559,491                                  562,500

Recision of
license agreement    (333,333)    (1,000)            (883,000)                                (884,000)

Reverse 1 for 3
split                            (11,291)              11,291

Net loss                                                                      (1,355,337)   (1,355,337)
                    ---------   --------  -----    ----------    ---------   -----------   -----------
Balance:12/31/96    5,645,711   $  5,646  $   9    $3,178,370    $(128,000)  $(2,740,900)  $   315,125
                    =========   ========  =====    ==========    =========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS

For the Years Ended December 31, 1996 and 1995 and For the Period From Inception of Development Stage (February 15, 1990 to December 31, 1996)

                                                                     Cumulative
                                                                    Amount From
                                                                    February 15,
                                                                        1990
                                                                    (Inception)
                                                                    to December
                                            1996          1995       31, 1996
                                            ----          ----         -----
Net loss                                $(1,355,337)  $(1,384,563)  $(2,740,900)

Adjustments to reconcile net loss to
  net cash used in operating activities:
Write down of artwork                                     400,000       400,000
Amortization                                 51,000        85,000       136,000
Common stock issued for services            562,500       126,748       689,248

Change in assets and liabilities:
(Increase)decrease in trade accounts
  receivable                                    233                         233
(Increase) decrease in prepaid expenses       1,875        (1,875)
Increase (decrease) in accounts payable      57,427       183,542       240,969
                                         ----------    ----------    ----------

Net cash used in operating activities      (682,302)     (591,148)   (1,274,450)
                                         ----------    ----------    ----------
Cash flows from financing activities:
Proceeds from issuance of common
 stock,net                                  669,797       609,980     1,280,777
                                         ----------    ----------    ----------
Net increase(decrease) in cash              (12,505)       18,832         6,327

Cash, beginning of period                    18,832
                                         ----------    ----------    ----------

Cash, end of period                     $     6,327   $    18,832   $     6,327
                                        ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1)  THE COMPANY AND ITS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

     The Company's initial business plan was based on developing, licensing or otherwise acquiring state-of-the-art advanced diagnostic testing and screening technology and equipment capable of early detection of human immune system disorders such as HIV- 1, HIV-2 and Hepatitis B. In February 1995 the Company licensed a development stage diagnostic technology designed to detect AIDS, described as the Mehica GP120 system.

     In July 1996 the Company filed a complaint against the licensor of the technology. The defendants filed an answer, counter-claim and third party complaint seeking declaratory relief in respect of the agreements and damages. This litigation matter is more fully described in Note 4.

     Development activities were suspended and the Company has written off the unamortized cost of the Mehica GP120 project as of December 31, 1996, and is treating this write off as a discontinued research and development project.

     In May 1996 the Company reorganized its management team and revised its business plan to include expansion of the Company's core market and technology application for the screening and detection of a broader range of viral and infectious diseases.

     The Company is selecting and engaging the services of scientists and other technical advisors to assist in its search to acquire infectious disease technologies and other products or businesses compatible with the Company's primary goal of becoming operational as soon as possible.

     Since its management reorganization in May 1996, the Company's business development plan has been focused on a "growth by acquisition" strategy and the Company has been actively pursuing acquisition possibilities.

     The Company's agreement dated February 11, 1997, to acquire all of the assets of Immune Network Research, Ltd. ("INR") has since been terminated. The Company is exploring the possibility of licensing or otherwise acquiring from INR its rights as licensee to an immune system disease treatment technology currently in the development stage. As of the date of this filing no offer has been presented to INR by the Company. There can be no assurance that an offer, if presented, would be accepted by INR.

     The Company plans to continue with its efforts to license or otherwise acquire products, technology or businesses compatible with its corporate strategies.

     From the Company's inception through December 31, 1996, the Company's business development costs have totaled approximately $2,700,000. These expenditures have been funded primarily with proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

     The Company will need to raise additional capital to satisfy its obligations and to fund other operating expenses. The Company will continue its efforts to raise capital, including private placements of its common stock. However, there is no assurance that such efforts will be successful.

     STOCK REVERSE SPLIT

     On December 2, 1996, the Company made effective an one for three (1 for 3) reverse stock split, whereby for three shares of the Company's common stock was exchanged for one share of the Company's common stock. The amounts in the respective common stock accounts were divided by three and the difference adjusted to Additional Paid in Capital. The December 31, 1995, year end balances were restated to reflect the effect of this reverse split as if it was in effect at that date. The amount of this adjustment for 1995's restatement was $7,954. Without the restatement the adjustment made on December 2, 1996, was $11,291.

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

(2)  TRADE EXCHANGE RECEIVABLE - BARTER

     In August 1995, the Company issued 14,814 shares (4,938 shares after reverse split effect) of its common stock in exchange for $50,000 worth barter credit on the ITEX Retail Trade Exchange. Management is pursuing opportunities to utilize the barter credit for the cost of hotels and travel over the next year.

(3)  MEDIA PRODUCTS AND SERVICES RECEIVABLE

     In October 1995, the Company issued 200,000 shares (66,666.67 shares after reverse split effect) of its common stock in exchange for script writing, music scoring, radio commercial production and radio advertising time to be received in the future valued at approximately $500,000. Management believes that they will be able to successfully utilize the entire balance during 1997 and 1998.

(4)  LEGAL PROCEEDINGS

     The Company had secured worldwide rights to manufacture, market and sell the Mehica GP120 System in February 1995. On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland (Civil Action No. CCB 96-2266) against the licensor, The Avriel Group and others ("TAG"), seeking declaratory relief, damages and other relief in respect to certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit or "PAK" and the Mehica GP120 System. On July 30, 1996, the defendants filed an answer, counter-claim and third part complaint, seeking declaratory relief in respect to the agreements and damages.

     The Company has made attempts to resolve this matter through a negotiated settlement and is cautiously optimistic that this dispute can be resolved without further extensive litigation. If a settlement cannot be reached, the Company intends to vigorously press its claims and defend the counter-claims.

(5)  STOCKHOLDERS' EQUITY

     On December 2, 1996, the Company authorized a 3 for 1 reverse stock split of all the common stock. The stockholders' equity and related earnings per share amounts for all of 1996 have been stated in shares reflecting the reverse split. The 1995 shares issued and outstanding and related earnings per share have been restated to reflect the reverse split for comparative purposes.

(6)  RELATED PARTY TRANSACTIONS

     The Company paid a related party $316,139, including $132,000 compensation for the acting president of the Company, and $211,561 for management services and expenses for the year ended December 31, 1996 and 1995 respectfully. At December 31, 1996 and 1995, the Company owed $27,090 and $134,297, respectfully, to this related party which is included in accounts payable-related party in the accompanying financial statements.

     Effective May 1, 1996 the Company entered into an chief executive compensation agreement wherein a company controlled by the president of the Company would bill and be compensated for the salary of the president of the Company. This compensation amounted to $132,000.00 for the year 1996 and common stock valued at $120,000.00 was exchanged for $120,000.00 of the billing.

(7)  INCOME TAXES

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

     The components of deferred taxes are as follows at December 31, 1996 and 1995, respectfully:
                                              1996               1995
                                              ----               ----
     Tax effect of net operating loss
      carry forward                       $ 1,069,660        $ 554,400

     Valuation allowance                   (1,069,660)        (554.500)

                                          $        --        $      --

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In management's opinion, there can be no assurance that the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax asset recorded at December 31, 1996 and 1995, respectfully; therefore, a valuation allowance has been provided for the entire balance.

     Net operating loss carry forwards totaled approximately $2,729,000 and $1,386,000 at December 31, 1996 and 1995, respectfully.

(8)  STOCK COMPENSATION PLANS:

     On August 29, 1996, the Company adopted fixed and performance based stock compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with FASB Statement 123, Accounting for Stock Based Compensation. The compensation cost that has been charged against income for those plans was $12,600 for the year ended December 31, 1996.

     FIXED STOCK OPTION PLAN

     Under the 1996 incentive Stock Option Plan, the Company may grant options to its employees, directors, consultants and advisors for up to 866,667 shares of its $0.001 par value common stock. The exercise price for stock granted pursuant to a tax-qualified option plan is to be greater than or equal to the market price of the Company's stock on the date of grant. The exercise price of stock granted pursuant to a non-qualified stock option plan is to be greater than or equal to 85% of the market price of the Company's stock on the date of grant. The maximum term for an option is ten years. Options are granted at the discretion of the board of directors.

     The fair market value of the options granted during 1996 is considered to be zero. It is the opinion of management that the options are not capable of valuation due to the inability of the Company to establish a viable business operation at this point during the current development stage and the uncertainty surrounding the likelihood that the Company will generate significant profits in the future.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1996 and changes during the year then ended is presented below:
                                                            Weighted
                                                            Average
                                                            Exercise
                                            Shares           Price
                                            ------           -----
Outstanding at beginning of year                --           $  --
Granted                                    663,334            1.65
Exercised                                       --              --
Forfeited                                       --              --
Outstanding at end of year                 663,334           $1.65


     The following table summarized information about fixed stock options outstanding at December 31, 1996:

                                        Weighted Average
                 Options Outstanding  Remaining Contractual  Options Exercisable
Exercise Price        12/31/96                Life                12/31/96
--------------   -------------------  ---------------------  -------------------
   $1.34              388,333             3.99 years              388,333

   $1.80              241,668             1.67 years              241,668

   $3.75               16,666             0.25 years               16,666

   $4.50               16,667             3.33 years               16,667

                      663,334                                     663,334


     PERFORMANCE BASED STOCK PLAN

     The Company grants selected executives and other key individuals deferred stock awards whose vesting is contingent upon the future performance of services under terms and conditions specified by the board of directors. The number of shares subject to grant under this plan together with the number of shares subject to option under the fixed stock option under the fixed stock option plan cannot exceed 866,667 shares. The grant, which will completely vest on August 29, 1997, is valued at the fair market value of the stock on the date of the grant.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective March 18, 1997, the Company engaged J. Paul Kenote, CPA, P.C. as its independent auditors for the fiscal year ended December 31, 1996 to replace the firm of Arthur Andersen LLP, who were dismissed at the same time. The decision to change accountants was approved by the Board of Directors of the Company.

         The reports of Arthur Andersen LLP on the Company's financial statements for the fiscal year ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1995 and the subsequent interim periods, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference of the matter in their report.

         The prior two fiscal years, years ended December 31, 1994 and 1993 were audited and reported on by Smith & Company. The reports of Smith & Company on the Company's financial statements for the fiscal years ended December 31, 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1994 and 1993 and in the subsequent interim periods ending March 15, 1996, there were no disagreements with Smith & Company on any matters of accounting principles or practices, financial statement disclosures or auditing scope and procedures which, if not resolved to the satisfaction of Smith & Company would have caused Smith & Company to make reference to the matter in their report.

         The Company has authorized its prior auditors to respond fully to any inquires from their successors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of March 18, 1997. A summary of the background and experience of each of these individuals is set forth after the table.

     Name                 Age             Position
     ----                 ---             --------
Jan J. Olivier            56        President; Chief Executive
                                    Officer; Director

A. Richard Bullock        48        Secretary/Treasurer (Principal
                                    Financial and Accounting
                                    Officer); Director

Ray A. Triphahn           58        Vice President; Assistant
                                    Secretary; Director

         JAN J. OLIVIER has been a Director and the President and Chief Executive Officer of the Company since April 1996 and has served as a business consultant to the Company since March 1995. Since 1989 and 1993, respectively, Mr. Olivier has owned Your Choice International, Inc. a marketing consulting company, and Cactus Consultants International, Inc., a financial consulting firm. From April 1983 until July 1987, Mr. Olivier was the President of Olivier Management Corp., a Nasdaq listed company that conducted international merchant banking activities and had offices in New York, Zurich, Miami and Seattle. Mr. Olivier has over 30 years of national and international business experience and has served on the boards of directors of several companies.

         A. RICHARD BULLOCK has been a Director and the Secretary/Treasurer of the Company since February 1995. In addition to his responsibilities as Secretary/Treasurer of the Company, Mr. Bullock has been an independent management consultant since 1979 with the Quidquida Management Corporation and has over ten years experience providing corporate and administrative services to a wide variety of start-up and development stage companies. He has five years experience as an independent transportation consultant for both national and international corporations and governments.

         RAY A. TRIPHAHN has been a Director, the Vice President and Assistant Secretary of the Company since February 1995. Mr. Triphahn is a retired businessman. Prior to his retirement, Mr. Triphahn held various offices with entities engaged in various aspects of the construction industry.

MANAGEMENT CONSULTANTS

         The Company has retained John G. Charles to assist it with managing the technical aspects of the Company's product acquisitions and technology development plan. Mr. Charles is a medical technologist who was previously employed by Providence Hospital in Seattle, Washington where he was responsible for testing hematology, virology and microbiology. His experience includes seventeen years at the American Optical Corporation with responsibility for sales of technical products in the Pacific Northwest. He also served as Western Regional Sales Manager for the Warner Lambert Division responsible for microscopes, microtome, and clinical chemistry systems. His management responsibilities with Warner Lambert Division included sales and service for eleven western states, including Washington and Alaska. For the past nine years, Mr. Charles has participated in the development of early stage companies specializing in marketing and exporting medical instrumentation and diagnostic products to the laboratory field, including clinical chemistry equipment, automated semen analyzers and products for microbiology.

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

         The Company has contracted with Cactus Consultants International, Inc. ("CCI") for the management services of Mr. Olivier as President, Chief Executive Officer and Manager of the Company. It has also contracted the public relation, investor relations, activities with CCI.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to the persons who served in the capacity of president during the three most recently completed fiscal years. The Company did not have any executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal years ended December 31, 1996, 1995, 1994 and 1993 except for its president in 1996.

    Name and                  Fiscal                              Other Annual
Principal Position             year      Salary       Bonus      Compensation(1)
------------------             ----      ------       -----      ---------------
Jan J. Olivier,                1996   $132,000.00     $0.00          $0.00
President; Chief Executive
Officer Director (1)(2)

Clayton M. Hardman,            1995   $      0.00     $0.00          $0.00
President; Chairman of the
Board (1)

Matthew M. Zuckermann,         1995   $      0.00     $0.00          $0.00
President; Director (1)

Krista Castleton,              1995   $      0.00     $0.00          $0.00
President; Director (1)        1994   $      0.00     $0.00          $0.00
                               1993   $      0.00     $0.00          $0.00
----------
(1) Krista Castleton served as the President (The Chief Executive Officer of the Company) from its inception until her resignation in February 1995 in connection with the Company's acquisition of the licensing rights to the Mehica GP120 System. In February 1995, Matthew M. Zuckermann became the President of the Company and he resigned in December of 1995. Clayton M. Hardman was appointed President and Chairman of the Board in December 1995. In April 1996, Mr. Hardman resigned as President and Chairman of the Board and Mr. Olivier was appointed to the office of President, Chief Executive Officer and Director.
(2) Compensation for being President and Chief Executive Officer by Mr. Olivier was billed and paid to Cactus Consultants International, Inc.

COMPENSATION OF DIRECTORS

         Directors do not receive compensation for service on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of shares of common stock of the Company on March 3, 1997 by each director and executive officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock.
                                                Shares of Common Stock
                                                  Beneficially owned

                                                      Common Stock
                                        --------------------------------------
                                        Number of Shares            Percent of
Name and Address                        Beneficially Held           Ownership
----------------                        -----------------           ---------
A. Richard Bullock                          100,000                    .7%
19930 48 A Avenue
Langley, BC V3A 6Z7

Ray A. Triphahn                             115,000                    .8%
5200 South Lake Shore Drive #207
Tempe, Arizona 85283

Wendover Securities Corporation           3,100,000                  20.8%
Charlotte house
Charlotte Street
P.O. Box N-8318
Nassau, Bahamas

All directors and executive officers        215,000                   1.5%
  as a group

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Cactus Consulting International, Inc. ("CCI") provided substantially all of the Company's corporate management and administrative services during the years ended December 31, 1996 and 1995, for which the Company paid to CCI $404,395 and $211,561, respectfully. The Company paid CCI 200,000 shares of Common Stock for settlement of $120,000 in accumulated payables during 1996. The payments represent payment for services rendered and expenses advanced by CCI. The Company owed an additional $27,090 and $134,297 on December 31, 1996 and 1995, respectfully, for services and or expenses advanced by CCI for the Company. The Company's President, Jan J. Olivier, owns CCI.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

          27 - Financial Data Schedule

     (b) REPORTS ON FORM 8-K

          There was one Current Report on Form 8-K filed December 11, 1996.

                                   SIGNATURES

Pursuant to the regulation requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 1998                 Bio Fluorescent Technologies, Inc.
                                     (Registrant)


                                     By: /s/ Jan J. Olivier
                                        ---------------------------------
                                             Jan J. Olivier
                                             President, Director

                                     By: /s/ Wynn J. Bott
                                        ---------------------------------
                                             Wynn J. Bott
                                             Controller