Form 10QSB
period 1997-03-31
BIO FLUORESCENT TECHNOLOGIES INC
filed 1998-04-03
CIK 881460

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

       For the Transition period from ______________ to __________________

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

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

As of April 24, 1997, the registrant had 5,645,710.67 shares of its common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                       BIO FLUORESCENT TECHNOLOGIES, INC.

                               Table of Contents

PART I  FINANCIAL INFORMATION                                     Page No.
                                                                  --------
     Item 1  Financial Statements

             Condensed Balance Sheet................................  3

             Condensed Statement of Operations......................  4

             Condensed Statement of Cash Flows......................  5

             Notes to Condensed Financial Statements................  6

     Item 2  Plan of Operations.....................................  8

PART II OTHER INFORMATION

     Item 1  Legal Proceedings......................................  9

     Item 2  Changes in Securities.................................. N/A

     Item 3  Defaults upon Senior Securities........................ N/A

     Item 4  Submission and Matters to a Vote of Security
             Holders................................................ N/A

     Item 5  Other Information...................................... N/A

     Item 6  Exhibits and Reports on Form 8-K.......................  9

SIGNATURES.......................................................... 10

                       Bio Fluorescent Technologies, Inc.
                         (A Development Stage Company)

                            Condensed Balance Sheet
                                 March 31, 1997
                                  (Unaudited)

                                     ASSETS
Current Assets:
  Cash                                                              $       106
  Trade exchange receivable - barter                                     49,722
  Media products and services receivable - current portion              250,000
                                                                    -----------
       Total current assets                                             299,828

Other assets:
  Media products and services receivable - net of
    current portion (Note 3)                                            250,000
                                                                    -----------
                                                                    $   549,828
                                                                    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable -
    Trade                                                           $   247,829
    Related party (Note 4)                                               71,327
  Accrued expenses                                                       55,000
                                                                    -----------
       Total current liabilities                                        374,156
                                                                    -----------
Stockholders' equity:
  Common stock, $0.001 par value, 8,333,334 shares
    authorized, 5,645,711 issued and outstanding                          5,655

  Additional paid-in capital                                          3,178,370

  Common stock subscription receivable                                   (3,000)

  Deficit accumulated during the development stage                   (3,005,353)
                                                                    -----------

                                                                        175,672
                                                                    -----------
                                                                    $   549,828
                                                                    ===========





              The accompanying notes are an integral part of these
                         condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                         (A Development Stage Company)

                       Condensed Statements of Operations
         For the Three Month periods ended March 31, 1997 and 1996 and
               For the Period From Inception of Development Stage
                     (February 15, 1990 to March 31, 1997)

                                                                    Cumulative
                                                                     From the
                                                                   Inception of
                                                                    Development
                                                                       Stage
                                                                    February 15,
                                            1997           1996        1990
                                            ----           ----        ----

Sales                                    $            $             $

Selling, general and administrative
  expenses                                  264,453      338,286     3,005,460
                                         ----------   ----------   -----------
Loss from operations                       (264,453)    (338,286)   (3,005,460)

Interest income                                                            107
                                         ----------   ----------   -----------
Loss before provision for income taxes     (264,453)    (338,286)   (3,005,353)

Provision for income taxes (Note 7)

Net loss                                 $ (264,453)  $ (338,286)  $(3,005,353)
                                         ==========   ==========   ===========

Loss per common share (Note 1)           $    (0.05)  $    (0.08)
                                         ==========   ==========
Weighted average number of common
  shares outstanding (Note 1)             5,645,711    3,990,936
                                         ==========   ==========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                         (A Development Stage Company)

                       Condensed Statements of Cash Flows
          For the Three Month Period Ended March 31, 1997 and 1996 and
               For the Period from Inception of Development Stage
                      (February 15, 1990 to March 31, 1997)

                                                                    Cumulative
                                                                     From the
                                                                   Inception of
                                                                   Development
                                                                      Stage
                                                                   February, 15,
                                               1997        1996         1990
                                               ----        ----         ----
Cash flows from operating activities:
Net loss                                    $(264,453)  $(338,286)  $(3,005,353)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Write down of artwork                                                 400,000
  Amortization                                             25,500       136,000
  Common stock issued for services                                      689,248

Change in assets and liabilities:
  (Increase)decrease in trade account
    receivable                                     45                       278
  (Increase)decrease in prepaid expenses                      625
  Increase(decrease) in accounts payable      133,187      92,538       374,156
                                            ---------   ---------   -----------
     Net cash used in operating activities   (131,221)   (220,873)   (1,405,571)
                                            ---------   ---------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common
    stock, net                                125,000     203,206     1,405,777
  Net increase (decrease) in cash              (6,221)    (17,667)          106

Cash, beginning of period                       6,327      18,832           -0-
                                            ---------   ---------   -----------

Cash, end of period                         $     106   $   1,165   $       106
                                            =========   =========   ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                         (A Development Stage Company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HISTORY OF REPORTING ENTITY

Bio Fluorescent Technologies, Inc. ("the Company") is a development stage company that was incorporated under the laws of the state of Nevada in February 1990 as Partisan Corporation. On March 10, 1995, the Company's name was changed to Bio Fluorescent Technologies, Inc. The Company was inactive through February 1995 and prior to such time the Company had no activity other than that of capitalization efforts.

BASIS OF PRESENTATION

The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the company and notes thereto, for the fiscal year ended December 31, 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Fully diluted loss per common share is considered equal to primary loss per common share for all periods presented.

REVERSE STOCK SPLIT AND COMPARABILITY

On December 2, 1996 the Company did a 1 for 3 reverse stock split and changed the authorized stock from 25,000,000 to 8,333,334 shares of common stock. In these statements all figures relating to shares of stock have been restated to reflect the reverse split as if it had occur prior to periods presented for comparison purposes.

NOTE 2 - TRADE EXCHANGE RECEIVABLE - BARTER:

In August 1995, the Company issued 14,814 (4,938) shares of its common stock in exchange for $50,000 worth of barter credit on the ITEX Retail Trade Exchange. Management believes that they will be able to successfully utilize the barter credit for the cost of hotels and travel over the next year.

NOTE 3 - MEDIA PRODUCTS AND SERVICES RECEIVABLE:

In October 1995, the Company issued 200,000 (66,667) shares of its common stock in exchange for script writing, music scoring, radio commercial production and radio advertising time to be received in the future valued at approximately $500,000. Management believes that they will be able to successfully utilize the entire balance during 1997 and 1998.

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Company paid a related party $125,739 for management services and expenses for the three month period ended March 31, 1997. At March 31, 1997, the Company owed the related company $71,329 which is included in accounts payable in the accompanying financial statements.

The Company has entered into consulting agreements with individuals. No payments have yet been earned under these agreements.

The Company subleases a 1,000 square foot facility in Scottsdale, Arizona, including office personnel and supplies from a related party for its principal executive offices.

In January 1997, the Company negotiated contract extensions with Cactus Consultants International, Inc. To continue to supply public relations support services and office staff support for an additional year through March 31, 1998, at a total cost of $295,280.

DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

To date the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the Company's inception through March 31, 1997, the Company's business development costs have totaled approximately $2,990,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

The Company plans to research and gather data on companies and products that would lend themselves to the acquisition through licensing agreements or mergers. Companies and products will be evaluated on technology or proven sales and operating histories which are compatible with corporate strategies. Until the outstanding lawsuit and counter-suit is resolved the Company plans to non-aggressive in this area. The Company plans to expand its core market to include a broader range of industries to shorten the lead time to become operational once a successful conclusion is reached in the referred to legal matters..

The Company reorganized its management team in May 1996 to proceed with the implementation of its business plan and the acquisition of compatible products to establish the Company as an operating Company as soon as possible.

The Company will need to raise additional operating capital to satisfy its obligations and to fund other operating expenses. The Company will continue its efforts to raise capital to fund its operations, including private placements of its common stock. However, there is no assurance that such efforts will be successful. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company.

ITEM 2. PLAN OF OPERATIONS

         The Company is presently abiding its time awaiting the conclusion of the lawsuit described in PART II, ITEM 1 LEGAL PROCEEDINGS.

         The Company had secured worldwide rights to manufacture, market and sell the Mehica GP120 System in February 1995. On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland (Civil Action No. CCB 96-2266) against the licensor, The Avriel Group and others, seeking declaratory relief, damages and other relief in respect to certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit or "PAK" and the Mehica GP120. On July 30, 1996, the defendants filed an answer, counter-claim and third party complaint, seeking declaratory relief in respect of the agreements and damages. The Company misread the legal counsels opinion that a settlement was eminent and began vigorous activities to secure products or mergers to complete the Company's business plan objectives.

         In order to be in a better negotiating position with future merger candidates on November 27, 1996, the Company approved a 3 for 1 reverse stock split. On February 11, 1997, the Company announced intent to merge with Immune Network Research, Ltd. ("INR"). As merger advanced to the discovery stage the lawsuit proceedings stalled and the merger intentions were terminated. The Company is cautiously optimistic that the dispute can be resolved by and through a negotiated settlement without further litigation. The outcome of this litigation may have a material adverse effect on the Company.

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

         One of the growth strategies of the business plan is to expand the Company's core market to include a broader range of products and industries.

         To date, the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the Company's inception to March 31, 1997, the Company's business development costs have totaled approximately $2,995,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

         From inception to March 31, 1997, the Company's development activities resulted in a deficit in cash flow of approximately $1,406,000. This deficit was primarily the result of cumulative net operating loss of approximately $2,995,000 offset by noncash charges totaling approximately $1,226,000 related to the write off of artwork purchased with common stock, common stock issued for services and amortization associated with the Company's license to the Mehica GP120 System. Additionally, the deficit in cash flow from operating activities was offset by an increase in accounts payable and accrued liabilities of approximately $364,000.

         On January 20, 1997, the Company negotiated contract extensions with Cactus Consultants International, Inc. To continue to supply public relations support services, office staff support and office space for an additional year through March 31, 1998, at a total cost of $295,280.

         The Company will need to raise additional operating capital to satisfy its obligations and to fund other operating expenses of the business. As of the date of this filing, the Company has not obtained such financing. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company.

         In a subsequent event on December 1, 1997, the Company moved its office to 8630 East Via de Ventura, Bldg. L200, Scottsdale, Arizona 85258, and entered into a telecommuting work arrangement. It is the Company's intent to maintain this work environment until the activities out grow this arrangement.

                                    PART II
ITEM 1 LEGAL PROCEEDINGS

         Company had secured worldwide rights to manufacture, market and sell the Mehica GP120 System in February 1995. On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland
(Civil Action No. CCB 96-2266) against the licensor, The Avriel Group and others, seeking declaratory relief, damages and other relief in respect to certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit or "PAK" and the Mehica GP120 System. On July 30, 1996, the defendants filed an answer, counter-claim and third party complaint, seeking declaratory relief and recision of the licensing agreement. On January 31, 1997, the Company filed an amended complaint for recision of the license agreement. The Company is cautiously optimistic that the dispute can be resolved by and through a negotiated settlement without further litigation. If a settlement cannot be reached the Company intends to vigorously press its claims and defend its position.

         The Company plans to hold any future alliances in abeyance until the Company's legal position in the above legal proceedings is made secure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS
         27 - Financial Data Schedule

     (b) REPORTS ON FORM 8-K
         There were two Reports on Form 8-K filed during the current quarter, on February 26, 1997 and March 27, 1997.

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