Form 10QSB
period 1997-06-30
BIO FLUORESCENT TECHNOLOGIES INC
filed 1998-04-03
CIK 881460

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

       For the Transition period from ______________ to __________________

                         Commission file number 0-19693

                      BIO FLUORESCENT TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

          Nevada                                                87-0485320
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

8360 East Via De Ventura, Bldg. L200, Scottsdale, Arizona          85258
---------------------------------------------------------        ----------
         (Address of Principal Executive Offices)                (Zip code)

        Registrant's telephone number, including area code:  602-905-5579

       7373 North Scottsdale Road, Suite C228, Scottsdale, Arizona 85253
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

As of June 30, 1997, the registrant had 5,645,710.67 shares of its common stock, $0.001 par value, outstanding.

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

SIGNATURES.......................................................... 10

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)

                             Condensed Balance Sheet
                                  June 30, 1997
                                   (Unaudited)


                                     ASSETS

Current Assets:
 Cash                                                               $        15
 Trade exchange receivable - barter                                      49,677
 Media products and services receivable - current portion               250,000
                                                                    -----------
        Total current assets                                            299,692

Media Products and Services Receivable - non current portion            250,000
                                                                    -----------

                                                                    $   549,692
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
   Trade                                                            $   254,305
   Related party                                                        193,236
 Accrued expenses                                                        55,000
                                                                    -----------
        Total current liabilities                                       502,541
                                                                    -----------
Stockholders' Equity:
 Common stock, $0.001 par value, Authorized
   8,333,333 shares, issued and outstanding
   5,655,070 shares                                                       5,655
 Additional paid-in capital                                           3,178,369
 Subscription of common stock sales receivable                           (3,000)
 Deficit accumulated during development stage                        (3,133,873)
                                                                    -----------
        Total stockholders' equity                                       47,151
                                                                    -----------
                                                                    $   549,692
                                                                    ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)

                        Condensed Statement of Operations
        for the three and six month periods ended June 30, 1997 and 1996 and for the period from inception of development stage
                      (February 15, 1990) to June 30, 1997
                                   (Unaudited)

                                                                                 Cumulative from the
                                Three month period         Six month period         inception of
                                   ended June 30             ended June 30,       Development stage
                             ------------------------  ------------------------- (February 15, 1990)
                                 1997         1996         1997          1996      to June 30,1996
                                 ----         ----         ----          ----      ---------------
Net Sales                    $    1,624     $     -0-  $     1,624    $      -0-     $     1,624

Selling, general &
administrative expenses         130,144       290,967      394,597       629,253       3,135,604
                             ----------   -----------   ----------    ----------     -----------
   Loss from operations        (128,520)     (290,967)    (392,973)     (629,253)     (3,133,980)

Interest Income                     -0-           106          -0-           106             107
                             ----------   -----------   ----------    ----------     -----------
Loss before provision for
 income taxes                  (128,520)     (290,967)    (392,973)     (629,147)     (3,133,873)

Provision for income taxes          -0-           -0-          -0-           -0-             -0-
                             ----------   -----------   ----------    ----------     -----------

Net Loss                     $ (128,520)  $  (290,967)  $ (392,973)   $ (629,147)    $(3,133,873)
                             ==========   ===========   ==========    ==========     ===========

Loss per common share        $    (0.02)  $     (0.07)  $    (0.07)   $    (0.16)
                             ==========   ===========   ==========    ==========
Weighted average number of
common shares outstanding     5,645,711     3,900,000    5,645,711     3,900,000
                             ==========   ===========   ==========    ==========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)

                        Condensed Statement of Cash Flows
           for the Six month periods ended June 30, 1997 and 1996 and for the period from inception of development stage
                      (February 15, 1990) to June 30, 1997
                                   (Unaudited)

                                                                                   Cumulative from the
                                        Three month period       Six month period     inception of
                                           ended June 30,         ended June 30,    Development stage
                                       --------------------    ------------------- (February 15, 1990)
                                          1997        1996       1997        1996    to June 30,1997
                                          ----        ----       ----        ----     ---------------
Cash flows from operations:
Net loss                               $(128,520)  $(290,861) $(392,973)  $ (629,147)  $(3,133,873)

Adjustments to reconcile net
loss to net cash used in
operating activities:
  Amortization                               -0-      25,500        -0-       51,000       136,000
  Writedown of artwork                                                                     400,000
  Common stock issued for services                                                         689,248

Change in assets and liabilities:
  Increase in trade exchange receivable       45         113         90          113           323
  Increase in prepaid expenses                         2,500                   1,875
  Increase in accounts payable and
    accrued expenses                     128,384      89,091    261,571      181,269       502,540
                                       ---------   ---------  ---------   ----------   -----------

Net cash used in operating activities        (91)   (173,657)  (131,312)    (394,530)   (1,405,762)
                                       ---------   ---------  ---------   ----------   -----------
Cash flows from financing activities:

  Sale and issue of common stock, net                172,590    125,000      375,796     1,405,777

  Sale of stock subscriptions(net of
    subscriptions receivable)                -0-         -0-        -0-          -0-           -0-
                                       ---------   ---------  ---------   ----------   -----------
Cash provided by financing activities        -0-     172,590    125,000      375,796     1,405,777
                                       ---------   ---------  ---------   ----------   -----------
Net increase(decrease) in cash funds         (91)     (1,067)    (6,312)     (18,734)           15

Cash, beginning of period                    106       1,165      6,327       18,832           -0-
                                       ---------   ---------  ---------   ----------   -----------
Cash, end of period                    $      15   $      98  $      15   $       98   $        15
                                       =========   =========  =========   ==========   ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997

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

NOTE 3 - MEDIA PRODUCTS AND SERVICES RECEIVABLE:

In October 1995, the Company issued 200,000 (66,667) shares of its common stock in exchange for script writing, music scoring, radio commercial production and radio advertising time to be received in the future valued at approximately $500,000. Management believes that they will be able to successfully utilize the entire balance during 1998.

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Company paid a related party $123,407 for management services and expenses for the three month period ended June 30, 1997. At June 30, 1997, the Company owed the related company $193,236 which is included in accounts payable in the accompanying financial statements.

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

DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

To date the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the Company's inception through June 30, 1997, the Company's business development costs have totaled approximately $3,136,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

The Company plans to research and gather data on companies and products that would lend themselves to the acquisition through licensing agreements or mergers. Companies and products will be evaluated on technology or proven sales and operating histories which are compatible with corporate strategies. Until the outstanding lawsuit and counter-suit is resolved the Company plans to nonaggressive in this area. The Company plans to expand its core market to include a broader range of industries to shorten the lead time to become operational once a successful conclusion is reached in the referred to legal matters.

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

         To date, the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the Company's inception to June 30, 1997, the Company's business development costs have totaled approximately $3,134,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

         From inception to June 30, 1997, the Company's development activities resulted in a deficit in cash flow of approximately $1,406,000. This deficit was primarily the result of cumulative net operating loss of approximately $3,134,000 offset by noncash charges totaling approximately $1,226,000 related to the write off of artwork purchased with common stock, common stock issued for services and amortization associated with the Company's license to the Mehica GP120 System. Additionally, the deficit in cash flow from operating activities was offset by an increase in accounts payable and accrued liabilities of approximately $503,000.

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

     (b) REPORTS ON FORM 8-K
         None.

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