Form 10QSB
period 1997-09-30
BIO FLUORESCENT TECHNOLOGIES INC
filed 1998-04-03
CIK 881460

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

       For the Transition period from ______________ to __________________

                         Commission file number 0-19693

                      BIO FLUORESCENT TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

          Nevada                                                87-0485320
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

8360 East Via De Ventura, Bldg. L200, Scottsdale, Arizona          85258
-----------------------------------------------------------      ----------
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

SIGNATURES.......................................................... 10

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)

                             Condensed Balance Sheet
                               September 30, 1997
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash                                                        $       -0-
  Trade exchange receivable - barter                               43,481
  Media products and services receivable - current portion        250,000
                                                              -----------

        Total current assets                                      293,481

Media Products and Services Receivable - non current portion      250,000
                                                              -----------

                                                              $   543,481
                                                              ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Checks issued in excess of deposits in bank                 $        21
  Accounts payable:
    Trade                                                         256 850
    Related Party (Note 4)                                        306,767
  Accrued expenses                                                 55,000
                                                              -----------
        Total current liabilities                                 618,638
                                                              -----------
Stockholders' Equity:
   Common stock, $0.001 par value, Authorized 8,333,333
     shares, issued and outstanding 5,655,070 shares                5,655

   Additional paid-in capital                                   3,178,369
   Subscription of common stock sales receivable                   (3,000)
   Deficit accumulated during development stage                (3,256,181)
                                                              -----------
                     Total stockholders' equity                   (75,157)
                                                              -----------
                                                              $   543,481
                                                              ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)

                        Condensed Statement of Operations
     for the Three and Nine month periods ended September 30, 1997 and 1996 and for the period from inception of development stage
                    (February 15, 1990) to September 30, 1997
                                   (Unaudited)

                                                                           Cumulative from the
                             Three month period       Nine month period       inception of
                             ended September 30      ended September 30,    Development stage
                           ---------------------    ---------------------  (February 15, 1990)
                              1997        1996        1997          1996   September 30,1996
                              ----        ----        ----          ----    -----------------
Net Sales                  $      -0-  $      -0-  $    1,624  $      -0-    $     1,624

Selling, general &
 administrative expenses      122,354     399,722     516,951    1,028,869     3,257,958
                           ----------  ----------  ----------  -----------   -----------
   Loss from operations      (122,354)    399,722    (515,327)  (1,028,869)   (3,256,334)

Interest Income                    46         -0-          46          -0-           153
                           ----------  ----------  ----------  -----------   -----------
Loss before provision for
income taxes                 (122,308)    399,722   (515,281)   (1,028,869)   (3,256,181)

Provision for income taxes        -0-         -0-         -0-          -0-           -0-
                           ----------  ----------  ----------  -----------   -----------

Net Loss                   $ (122,308) $  399,722  $ (515,281) $(1,028,869)  $(3,256,181)
                           ==========  ==========  ==========  ===========   ===========

Loss per common share      $    (0.02) $    (0.10) $    (0.09) $     (0.26)
                           ==========  ==========  ==========  ===========
Weighted average number of
common shares outstanding   5,645,711   3,900,000   5,645,711    3,900,000
                           ==========  ==========  ==========  ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                      (A Company in the Development Stage)

                       Condensed Statements of Cash Flows
          for the Nine month periods ended September 30, 1997 and 1996 and for the period from inception of development stage
                    (February 15, 1990) to September 30, 1997
                                   (Unaudited)

                                                                                    Cumulative from the
                                      Three month period      Nine month period        inception of
                                      ended September 30,     ended September 30,    Development stage
                                     --------------------    --------------------   (February 15, 1990)
                                        1997        1996       1997         1996   to September 30, 1997
                                        ----        ----       ----         ----   ---------------------
Cash flows from operations:
Net loss                             $(122,308)  $(399,722) $(515,281) $(1,028,869)   $(3,256,181)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:

 Amortization                                                               51,000        136,000
 Writedown of artwork                                                                     400,000
 Common stock issued for services                  144,000                 144,000        689,248
 Change in assets and liabilities:

 Increase in trade exchange
  receivable                             6,196                  6,286          113          6,519

 Increase in prepaid expenses                       (6,003)                 (4,128)        (6,003)
 Increase in accounts payable and
  accrued expenses                     116,097    (218,231)   377,668      (36,602)       618,637
                                     ---------   ---------  ---------  -----------    -----------
Net cash used in operating activities      (15)   (479,956)  (131,327)    (874,486)    (1,405,777)
                                     ---------   ---------  ---------  -----------    -----------
Cash flows from financing activities:

 Sale and issue of common stock, net
  subscriptions receivable)                        590,000    125,000      965,796      1,405,777

Cash provided by financing activities      -0-     590,000    125,000      965,796      1,405,777
                                     ---------   ---------  ---------  -----------    -----------
Net increase in cash funds                 (15)    110,044     (6,327)      91,310            -0-

Cash, beginning of period                   15          98      6,327       18,832            -0-
                                     ---------   ---------  ---------  -----------    -----------
Cash, end of period                  $     -0-   $ 110,142  $     -0-  $   110,142    $       -0-
                                     =========   =========  =========  ===========    ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                       Bio Fluorescent Technologies, Inc.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Company paid a related party $119,743 for management services and expenses for the three month period ended September 30, 1997. At September 30, 1997, the Company owed the related company $306,767 which is included in accounts payable in the accompanying financial statements.

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

DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

To date the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the
Company's inception through September 30, 1997, the Company's business development costs have totaled approximately $3,256,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

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

ITEM 2 PLAN OF OPERATIONS

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

         To date, the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the Company's inception to September 30, 1997, the Company's business development costs have totaled approximately $3,256,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

         From inception to September 30, 1997, the Company's development activities resulted in a deficit in cash flow of approximately $1,406,000. This deficit was primarily the result of cumulative net operating loss of approximately $3,256,000 offset by noncash charges totaling approximately $1,226,000 related to the write off of artwork purchased with common stock, common stock issued for services and amortization associated with the Company's license to the Mehica GP120 System. Additionally, the deficit in cash flow from operating activities was offset by an increase in accounts payable and accrued liabilities of approximately $619,000.

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