Form 10KSB
period 1997-12-31
BIO FLUORESCENT TECHNOLOGIES INC
filed 1998-04-03
CIK 881460

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

                        Commission File Number : 0-19693

                       BIO FLUORESCENT TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

          Nevada                                                87-0485320
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

8360 East Via De Ventura, Bldg.. L200, Scottsdale, Arizona         85258
-----------------------------------------------------------      ----------
         (Address of Principal Executive Offices)                (Zip code)

        Registrant's telephone number, including area code: 602-905-5579

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrant's revenues for its most recent fiscal year. $0.00

As of March 5, 1998, 27,669,202 shares of the registrant's common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $413,648. Computed at the closing price on that date. There is only one class of common stock outstanding.

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

                                      None.

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

ITEM 1.   BUSINESS......................................................  1

ITEM 2.   PROPERTIES....................................................  2

ITEM 3.   LEGAL PROCEEDINGS.............................................  2

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  3

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS..........................................  4

ITEM 6.   PLAN OF OPERATION.............................................  5

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  7

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE........................... 16

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 17

ITEM 10.  EXECUTIVE COMPENSATION........................................ 18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................... 19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 20

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 20

SIGNATURES.............................................................. 21

                                     PART I
ITEM 1. BUSINESS

COMPANY BACKGROUND

         Bio Fluorescent Technologies, Inc. (The "Company") is a development stage company that was engaged primarily in the medical and health care industry. The Company was incorporated on February 15, 1990 under the laws of Nevada as Partisan Corporation. On March 10, 1995, the Company's name was changed to Bio Fluorescent Technologies, Inc. The Company was inactive through approximately January of 1995 and prior to such time the Company's only activities consisted of the sale or transfer of shares of common stock in private placements.

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

         In May 1996 the Company reorganized its management team and revised its business plan to include expansion of the Company's core market and technology application for a broader range of products and industries.

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

         The Company's agreement dated February 11, 1997, to acquire all of the assets of Immune Network Research, Ltd. ("INR") was terminated on , 1997 Management decided at that time to restrict its solicitations of business opportunities until the legal matters as described in Item 3 was fully resolved. The Company adopted a plan of quiet review of possible mergers or product adoption. This plan was maintained until December 1997. On September 25, 1997 a settlement order was issued by the court to dismiss the case. Both parties elected to not reopen the case within the allowable 30 days following the order. Therefore the case has been dismissed. The Company has begun to vigorously pursue industries and possible merger candidates.

         As the Company began to position itself for the pursued opportunities the Company discovered that the maximum capital limit had been inadvertently reduced with the three for one reverse split of 2 December 1996. A majority of shareholders held a meeting and approved the maximum capitalization of the 50,000,000 shares. The Company also issued 16,452,731 Shares of Regulation 144 stock to its major creditors in exchange for $665,108. in the debts owed to them as part of a planned structuring plan to make the Company more attractive for possible merger opportunities.

         The Company plans to continue with its efforts to license or otherwise acquire products, technology or businesses compatible with its corporate strategies.

EMPLOYEES

         On March 20, 1998, the Company, through an office support service agreement with a related party, employed a total of two persons, who provide management, administrative and secretarial services to the Company. No employee is subject to a collective bargaining agreement. The Company believes it has favorable relations with its employees. As of March 31, 1997, the Company suspended all other consulting agreements. On September 30, 1997 the Company downsized its office and its support staff pending the location of products or merger possibilities.

ITEM 2. PROPERTIES

         The Company maintained its principal executive office in 1,000 square feet of a rented office facility in Scottsdale, Arizona under an office support services agreement with a related party which was abandoned on December 1, 1997. The Company adopted the telecommuting office arrangement, which it is operating under at this time. The Company believes that this arrangement will be sufficient for the Company's operations for the current foreseeable future.

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

         The Company had made attempts to resolve this matter through a negotiated settlement without further extensive litigation. A settlement order issued by the court to dismiss the case was entered September 25, 1997. Both parties elected to not reopen the case within the allowable 30 days following the order. The case has been dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As referred to Item 1, the Company held a shareholders meeting on November 10, 1997, where a majority of the Company's outstanding shares were represented and amended the Company Articles to reinstate the Company's Maximum Capital Limit to 50,000,000 shares.

         Subsequent to this reporting period, on January 20, 1998, pursuant to a shareholders meeting at which a majority of the Company's outstanding shares were represented authorized the board of directors to initiate a 100 for 1 reverse stock split effective January 20, 1998. This reverse will change the current outstanding shares from 22,669,240 shares to become 226,695 shares.

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

Quarter Ended                    BFTI, Before Split    BFTK, After Split
-------------                    ------------------    -----------------
BFTI before split and adjusted
as if reverse split had
occurred retroactively            High        Low       High        Low
                                  ----        ---       ----        ---

June 30, 1995                    $5,00       $1.00     $15.00      $3.00
September 30, 1995               $4.00       $2.62     $12.00      $7.86
December 31, 1995                $1.19       $1.06     $ 3.57      $3.18
March 31, 1996                   $1.47       $1.00     $ 4.41      $3.00
June 30, 1996                    $1.22       $0.50     $ 3.66      $1.50
September 30, 1996               $0.91       $0.22     $ 2.73      $0.66
December 2, 1996                 $0.42       $0.22     $ 1.26      $0.66
BFTI after the reverse split
December 31, 1996                                      $ 0.72      $0.50
March 31, 1997                      --          --     $ 0.63      $0.19
June 30, 1997                       --          --     $ 0.25      $0.06
September 30, 1997                  --          --     $ 0.10      $0.06
December 31, 1997                   --          --     $ 0.13      $0.05

HOLDERS

         The number of stockholders of record for the common stock of the Company at the close of business on March 20, 1998, was 511, including brokerage houses holding stock for an unknown number of stockholders. The Company estimates that there are approximately 700 beneficial owners of the Company's common stock.

DIVIDENDS

         The Company's present policy is to apply available working capital to expansion and acquisition; consequently, the Company has not previously declared or paid any dividends on its common stock and does not expect to pay dividends on its common stock within the foreseeable future.

ITEM 6. PLAN OF OPERATION

         The Company is presently concentrating its efforts on becoming operational by licensing or otherwise acquiring technologically advanced state-of-the-art products which respond to the international market. The Company is also exploring the possibility of acquiring other technologies, products or businesses compatible with its goal to become operational in shortest period of time possible.

         The Company's management team, which was re-organized on May 1996, has been investigating and pursuing product and technology acquisition opportunities compatible within corporate strategies. Although the Company terminated its agreement dated February 11, 1997, to acquire all of the assets of Immune Network Research, Ltd. ("INR") it plans to continue to pursue other products, industries, or companies for becoming an operational company.

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

         To date, the Company's operations have consisted primarily of pursuing various product opportunities, assembling a management team and raising capital. From the Company's inception to December 31, 1997, the Company's business development costs have totaled approximately $3,414,787. These expenditures have been funded primarily with the proceeds from the private sales of the Company's equity securities as well as with the issuance of its common stock in exchange for services and assets.

         During the year ended December 31, 1997, the Company's development stage activities resulted in a deficit in cash flow of approximately $6,327. This deficit was primarily the result of the net operating loss of approximately $674,887 offset by noncash charges totaling approximately $694,438. Additionally the issue of Common Regulation 144 stock reduced the accrued liabilities of approximately $75,900. The Company's financing activities provided cash flow of approximately $50,000 during the year ended December 31, 1997, primarily as the result of the private placement of the Company's common stock.

         The Company has raised approximately $1,330,000 of operating capital since inception and plans to continue its efforts to raise additional capital needed to fund operating expenses of the business through various financing methods including private placements of its common stock. Funding of future operations is dependent on management's ability to raise additional capital. Failure by the Company to obtain additional financing would have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        December 31, 1997, 1996 and 1995

                                                December 31,  December 31,  December 31,
                                                   1997          1996          1995
                                                   ----          ----          ----
                         ASSETS
CURRENT ASSETS:
Cash                                           $         0   $     6,327   $    18,832
Trade exchange receivable - barter (Note 2)         43,436        49,767        50,000
Media products and services receivable -
 current portion (Note 3)                          250,000       250,000       250,000
Prepaid expenses                                                                 1,875
                                               -----------   -----------   -----------
        Total current assets                       293,436       306,094       320,707

MEDIA PRODUCTS AND SERVICES - net of current
portion (Note 3)                                   250,000       250,000       250,000

LICENSE, net of accumulated amortization of
$85,000 (Note 4)                                                               935,000
                                               -----------   -----------   -----------
                                               $   543,436   $   556,094   $ 1,505,707
                                               ===========   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable -
  Trade                                        $    69,125   $   158,823   $     8,437
  Related party (Note 6)                            40,919        27,090       157,542
Accrued expenses or bank overdraft                      47        55,056        27,563
                                               -----------   -----------   -----------
        Total Current liabilities                  110,091       240,969       183,542
                                               -----------   -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)
STOCKHOLDERS' EQUITY (Note 5):

Common stock, $.001 par value, 8,333,334
  shares authorized; 5,645,710 (1996) and
  3,790,750 (1995) issued and outstanding           22,145         5,646         3,791
Common stock to be issued (186,333 shares)                             9           186
Additional paid-in capital                       3,826,987     3,178,378     2,703,751
Stock subscription receivable                                   (128,000)
Deficit accumulated during the development
 stage                                          (3,415,787)   (2,740,900)   (1,385,563)
                                               -----------   -----------   -----------
        Total stockholders' equity                 433,345       315,125     1,322,165
                                               -----------   -----------   -----------
                                               $   543,436   $   556,094   $ 1,505,707
                                               ===========   ===========   ===========

       The accompanying notes are an integral part of this balance sheet.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
            For the Years Ended December 31, 1997, 1996 and 1995 and
               For the Period From Inception of Development State
                    (February 15,1990 To December 31, 1997)

                                                                               Cumulative
                                                                                from the
                                                                              Inception of
                                                                               Development
                                                                                 Stage
                                                                               February 15,
                                         1997          1996          1995          1990
                                         ----          ----          ----          ----
NET SALES                            $     1,624   $        --   $        --   $     1,624

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                 676,557     1,358,266     1,381,741     3,416,564
                                     -----------   -----------   -----------   -----------
       Loss from operations             (674,933)   (1,358,266)   (1,381,741)   (3,414,940)

INTEREST INCOME (NET)                         46         2,929        (2,822)          153
                                     -----------   -----------   -----------   -----------
LOSS BEFORE PROVISION FOR INCOME
 TAXES                                  (674,887)   (1,355,337)   (1,384,563)   (3,414,787)

PROVISION FOR INCOME TAXES                    --            --            --            --
                                     -----------   -----------   -----------   -----------
NET LOSS                             $  (674,887)  $(1,355,337)  $(1,384,563)  $(3,414,787)
                                     ===========   ===========   ===========   ===========

LOSS PER COMMON SHARE (Note 1)       $     (0.12)  $     (0.27)  $     (1.72)
                                     ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    5,867,602     5,028,685     1,989,575
                                     ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period From Inception of Development Stage
                    (February 15, 1990 to December 31, 1997)

                                                                              Deficit
                                           Common                           Accumulated
                          Common Stock     Stock   Additional Common Stock  During the
                        ----------------   to Be    Paid-in   Subscription  Development
                        Shares    Amount   Issued   Capital    Receivable      State       Total
                        ------    ------   ------   -------    ----------      -----       -----
Inception 2/15/90       333,333  $  1,000  $       $            $          $            $     1,000

Net loss                                                                        (1,000)      (1,000)
                     ----------   -------  -----   ----------   ---------  -----------  -----------
Balance 12/31/94        333,333     1,000                                       (1,000)

Sale of common stock,
net                   1,333,333     4,000              76,000                                80,000

Common stock issued   2,124,083     6,372           2,090,376                             2,096,748

Common shares
subscribed                                   559      529,421                               529,980

Net loss                                                                    (1,384,563)  (1,384,563)
                     ----------   -------  -----   ----------   ---------  -----------  -----------
Balance:12/31/95      3,790,749    11,372    559    2,695,797               (1,385,563)   1,322,165

Sale of common stock,
net                   1,001,834     3,006             794,791    (128,000)                  669,797

Common Stock issued,
net                   1,186,461     3,559   (550)     559,491                               562,500

Recision of license
agreement              (333,333)   (1,000)           (883,000)                             (884,000)

Reverse 1 for 3 split             (11,291)             11,291

Net loss                                                                   (1,355,337)   (1,355,337)
                     ----------   -------  -----   ----------   ---------  -----------  -----------
Balance:12/31/96      5,645,711     5,646      9    3,178,370    (128,000)  (2,740,900)     315,125

Common Stock issued
(net)                16,490,185    16,499     (9)     648,617     128,000                   793,107

Net loss                                                                     (674,887)     (674,887)
                     ----------   -------  -----   ----------   ---------  -----------  -----------
Balance: 12/31/97    22,135,896   $22,145  $ -0-   $3,826,987   $     -0-  $(3,415,787) $   433,345
                     ==========   =======  =====   ==========   =========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
            For the Years Ended December 31, 1997, 1996 and 1995 and
               For the Period From Inception of Development Stage
                    (February 15, 1990 to December 31, 1997)

                                                                                  From
                                                                               inception to
                                                                               December 31,
                                          1997         1996          1995          1997
                                          ----         ----          ----          ----
Net loss                               $(674,887)  $(1,355,337)  $(1,384,563)  $(3,415,787)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:
Write down of artwork                                                400,000       400,000
Amortization                                            51,000        85,000       136,000
Common stock issued for services         665,107       562,500       126,748     1,354,355
Change in assets and liabilities:
Decrease in trade account
  receivable                               6,331           233                       6,564
(Increase) decrease in prepaid
  expenses                                               1,875        (1,875)
Increase in checks issued in
  excess of cash in bank                      47                                        47
Increase (decrease) in accounts
  payable                               (130,925)       57,427       183,542       110,044
                                       ---------     ---------     ---------   -----------
Net cash used in operating
  activities                            (134,327)     (682,302)     (591,148)   (1,408,777)

Cash flows from financing activities:
Proceeds from issuance of common
  stock, (net)                           128,000       669,797       609,980     1,408,777
                                       ---------     ---------     ---------   -----------
Net increase(decrease) in cash            (6,327)      (12,505)       18,832           -0-

Cash, beginning of period                  6,327        18,832           -0-           -0-
                                       ---------     ---------     ---------   -----------
Cash, end of period                    $     -0-   $     6,327   $    18,832   $       -0-
                                       =========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

     From the Company's inception through December 31, 1997, the Company's business development costs have totaled approximately $3,425,000. These expenditures have been funded primarily with proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

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

     The Company has made attempts to resolve this matter through a negotiated settlement and is cautiously optimistic that this dispute can be resolved without further extensive litigation. A settlement was reached when the court issued a settlement order on September 25, 1997. Both parties elected to not reopen the case within the 30 days following the Order. The case has been dismissed..

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

(6)  RELATED PARTY TRANSACTIONS

     The Company paid a related party $497,388, including $198,000 compensation for the acting president of the Company, and $299,388 for management services and expenses for the year ended December 31, 1997. At December 31, 1997, 1996 and 1995, the Company owed $40,919; $27,090 and $134,297, respectfully, to this related party which is included in accounts payable-related party in the accompanying financial statements. The related company was one of the creditors to accept The Company's common regulation 144 stock in exchange for accrued liabilities during the year ended December 31, 1997, in the amount of $390,848.

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

     The components of deferred taxes are as follows at December 31, 1996 and 1995, respectfully:

                                            1997           1996          1995
                                            ----           ----          ----
     Tax effect of net operating loss
       carry forward                    $ 1,330,301    $ 1,069,660    $ 554,400
     Valuation allowance                 (1,330,301)    (1,069,660)    (554.500)
                                         ----------     ----------    ---------
                                        $        --    $        --    $      --
                                        ===========    ===========    =========

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In management's opinion, there can be no assurance that the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax asset recorded at December 31, 1997, 1996 and 1995, respectfully; therefore, a valuation allowance has been provided for the entire balance.

     Net  operating  loss  carry  forwards  totaled  approximately   $3,414,787;
     $2,729,000   and   $1,386,000   at  December  31,  1997,   1996  and  1995,
     respectfully.

(8)  STOCK COMPENSATION PLANS:

     On August 29, 1996, the Company adopted fixed and performance based stock compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with FASB Statement 123, Accounting for Stock Based Compensation. The compensation cost that has been charged against income for those plans was $50,000 for the year ended December 31, 1997.

     FIXED STOCK OPTION PLAN

     Under the 1996 incentive Stock Option Plan, the Company may grant options to its employees, directors, consultants and advisors for up to 866,667 shares of its $0.001 par value common stock. The exercise price for stock granted pursuant to a tax-qualified option plan is to be greater than or equal to the market price of the Company's stock on the date of grant. The exercise price of stock granted pursuant to a non-qualified stock option plan is to be greater than or equal to 85% of the market price of the Company's stock on the date of grant. The maximum term for an option is ten years. Options are granted at the discretion of the board of directors. No options were granted during the year ended December 31, 1997.

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

     A summary of the status of the Company's fixed stock option plan as of December 31, 1996 and changes during the year then ended is presented below:
                                                             Weighted
                                                             Average
                                                             Exercise
                                                Shares        Price
                                                ------        -----
     Outstanding at January 1, 1996                 --        $  --
     Granted                                   663,334         1.65
     Exercised                                      --           --
     Forfeited                                      --           --
                                               -------         ----
     Outstanding at December 31, 1996          663,334        $1.65
     Granted                                        --           --
     Exercised                                      --           --
     Forfeited                                 (16,667)        4.50
                                               -------         ----
     Outstanding at December 31, 1997          646,667        $1,57
                                               =======        =====

     The following table summarized information about fixed stock options outstanding at December 31, 1997 and 1996:

                      Weighted Average                                Options
                     Options Outstanding   Remaining Contractual    exercisable
     Exercise Price       12/31/97                Life                12/31/97
     --------------  -------------------   ---------------------    -----------
        $1.34              388,333             2.99 years             388,333
        $1.80              241,668             0.67 years             241,668
        $3.75               16,666             3.33 years              16,666
                           -------                                    -------
                           646,667                                    646,667
                           =======                                    =======

                      Weighted Average                                Options
                     Options Outstanding   Remaining Contractual    exercisable
     Exercise Price       12/31/96                Life                12/31/96
     --------------  -------------------   ---------------------    -----------
        $1.34              388,333             3.99 years             388,333
        $1.80              241,668             1.67 years             241,668
        $3.75               16,666             0.25 years              16,666
        $4.50               16,667             3.33 years              16,667
                           -------                                    -------
                           663,334                                    663,334
                           =======                                    =======

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of March 20, 1998. A summary of the background and experience of each of these individuals is set forth after the table.

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

MANAGEMENT CONSULTANTS

         The Company has retained John G. Charles to assist it with managing the technical aspects of the Company's medical product acquisitions and technology development plan. Mr. Charles is a medical technologist who was previously employed by Providence Hospital in Seattle, Washington where he was responsible for testing hematology, virology and microbiology. His experience includes seventeen years at the American Optical Corporation with responsibility for sales of technical products in the Pacific Northwest. He also served as Western Regional Sales Manager for the Warner Lambert Division responsible for microscopes, microtome, and clinical chemistry systems. His management responsibilities with Warner Lambert Division included sales and service for eleven western states, including Washington and Alaska. For the past nine years, Mr. Charles has participated in the development of early stage companies specializing in marketing and exporting medical instrumentation and diagnostic products to the laboratory field, including clinical chemistry equipment, automated semen analyzers and products for microbiology.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to the persons who served in the capacity of president during the three most recently completed fiscal years. The Company did not have any executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993 except for its president in 1996.

   Name and                   Fiscal                              Other Annual
Principal Position             year      Salary        Bonus     Compensation(1)
------------------             ----      ------        -----     ---------------
Jan J. Olivier,                1997    $198,000.00     $0.00           $0.00
President; Chief Executive     1996    $132,000.00     $0.00           $0.00
Officer Director (1)(2)

Clayton M. Hardman,            1995          $0.00     $0.00           $0.00
President; Chairman of the
Board (1)

Matthew M. Zuckermann,         1995          $0.00     $0.00           $0.00
President; Director (1)

Krista Castleton,              1995          $0.00     $0.00           $0.00
President; Director (1)        1994          $0.00     $0.00           $0.00
                               1993          $0.00     $0.00           $0.00
----------
(1) Krista Castleton served as the President (The Chief Executive Officer of the Company) from its inception until her resignation in February 1995 in connection with the Company's acquisition of the licensing rights to the Mehica GP120 System. In February 1995, Matthew M. Zuckermann became the President of the Company and he resigned in December of 1995. Clayton
     M.Hardman was appointed President and Chairman of the Board in December 1995. In April 1996, Mr. Hardman resigned as President and Chairman of the Board and Mr. Olivier was appointed to the office of President, Chief Executive Officer and Director.
(2) Compensation for being President and Chief Executive Officer by Mr. Jan Olivier was billed and paid to Cactus Consultants International, Inc.

COMPENSATION OF DIRECTORS

         Directors do not receive compensation for service on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of shares of common stock of the Company on March 3, 1997 by each director and executive officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock.
                                                   Shares of Common Stock
                                                     Beneficially owned
                                                        Common Stock
                                              ----------------------------------
                                              Number of Shares       Percent of
Name and Address                              Beneficially Held      Ownership
----------------                              -----------------      ---------
A. Richard Bullock                                 675,000               3.%
19930 48 A Avenue
Langley, BC V3A 6Z7

Ray A. Triphahn                                    653,000               3.%
5200 South Lake Shore Drive #207
Tempe, Arizona 85283

Wendover Securities Corporation                  3,100,000              14.%
Charlotte house
Charlotte Street
P.O. Box N-8318
Nassau, Bahamas

Cactus Consultants International, Inc.          11,000,000              49.%
8360 East Via de Ventura, Bldg. L200
Scottsdale, AZ 85258

All directors and executive officers            12,328,000             55.7%
  as a group

ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Cactus Consulting International, Inc. ("CCI") provided substantially all of the Company's corporate management and administrative services during the years ended December 31, 1997, 1996 and 1995, for which the Company paid to CCI $497,388; $404,395 and $211,561, respectively. The Company paid CCI 10,846,000 and 200,000 shares of Common Stock for settlement of $390,848 and $120,000 in accumulated payables during 1997 and 1996, respectively. The payments represent payment for services rendered and expenses advanced by CCI. The Company owed an additional $40,919; $27,090 and $134,297 on December 31, 1997, 1996 and 1995,
respectively, for services and or expenses advanced by CCI for the Company. The Company's President, Jan J. Olivier, owns CCI.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS
          27 - Financial Data Schedule

     (b) REPORTS ON FORM 8-K
         There were two reports on Form 8-K filed during the fiscal year ended December 31, 1997. February 26, 1997 and March 27, 1997.

     (c) The following financial statements are filed as part of this report as pages C-1 through C-11 following the signature page:
         Report of Independent Certified Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Changes in Stockholders' Equity
         Statements of cash Flows
         Notes to Financial Statements

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

Date: March 30, 1998                 Bio Fluorescent Technologies, Inc.
                                     (Registrant)


                                     By: /s/ Jan J. Olivier
                                        ---------------------------------
                                             Jan J. Olivier
                                             President, Director

                                     By: /s/ Wynn J. Bott
                                        ---------------------------------
                                             Wynn J. Bott
                                             Controller

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Bio Fluorescent Technologies, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheets of Bio-Fluorescent Technologies, Inc. (A Development Stage Company) as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from February 15, 1990 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the financial statements of BioFluorescent Technologies, Inc. for the period from inception to December 31, 1995. Such statements are included in the cumulative amounts from February 15, 1990 (inception) to December 31, 1997 totals of the statements of operations and cash flows and reflect total loss from operations and net loss of 41% of the cumulative amount totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts for the period from February 15, 1990 (inception) to December 31, 1995 is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Fluorescent Technologies, Inc. at December 31, 1997 and 1996 and the results of its operations, and its cash flows for the years then ended and for the period from February 15, 1990 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has experienced negative cash flow from operations since inception. Furthermore, the Company has not obtained the financing required to fund its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


J. Paul Kenote, CPA, P.C.
Portland, Oregon
February 15, 1998

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                             1997         1996
                                                             ----         ----
CURRENT ASSETS:
  Cash                                                $        --   $     6,327
  Trade exchange receivable - barter (Note 2)              43,436        49,767
  Media products and services receivable -
    current portion (Note 3)                              500,000       250,000
                                                      -----------   -----------
                                                          543,436       306,094
                                                      -----------   -----------
OTHER ASSETS:
  Media products and services receivable -
    net of current portion (Note 3)                            --       250,000
                                                      -----------   -----------
                                                      $   543,436   $   556,094
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Checks issued in excess of deposits in bank         $        47   $        --
  Accounts payable -
    Trade                                                  69,125       158,823
    Related party (Note 5)                                 40,919        27,090
  Accrued expenses                                             --        55,056
                                                      -----------   -----------
                                                          110,091       240,969
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTES 5)
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 50,000,000
    shares authorized, issued and outstanding;
    22,135,896 in 1997 and 5,645,711 in 1996               22,136         5,646
  Common stock to be issued (9,363 shares in 1996)             --             9
  Additional paid-in capital                            3,826,996     3,178,370
  Common stock subscription receivable                         --      (128,000)
  Deficit accumulated during the development stage     (3,415,787)   (2,740,900)
                                                      -----------   -----------
                                                          433,345       315,125
                                                      -----------   -----------
                                                      $   543,436   $   556,094
                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
     FOR THE PERIOD FROM FEBRUARY 15, 1990 (INCEPTION) TO DECEMBER 31, 1997

                                                                    Cumulative
                                                                     from the
                                                                   Inception of
                                                                    Development
                                                                       Stage
                                                                    February 15,
                                                                     1990) to
                                                                    December 31,
                                            1997       1996            1997
                                            ----       ----            ----
SALES                                   $    1,624   $        --   $     1,624

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                 676,557     1,358,266     3,416,564
                                        ----------   -----------   -----------

LOSS FROM OPERATIONS                      (674,933)   (1,358,266)   (3,414,940)

INTEREST INCOME, NET                            46         2,929           153
                                        ----------   -----------   -----------

LOSS BEFORE PROVISION FOR INCOME TAXES    (674,887)   (1,355,337)   (3,414,787)

PROVISION FOR INCOME TAXES (NOTE 6)             --            --            --
                                        ----------   -----------   -----------

NET LOSS                                $ (674,887)  $(1,355,337)  $(3,414,787)
                                        ==========   ===========   ===========

LOSS PER COMMON SHARE (NOTE 1)          $    (0.12)  $     (0.27)  $     (1.72)
                                        ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                     5,867,602     5,028,685     1,989,575
                                        ==========   ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 15, 1990 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                Deficit
                                             Common                            Accumulated
                            Common Stock     Stock   Additional  Common Stock  During the
                       -------------------   to Be    Paid-in    Subscription  Development
                       Shares      Amount    Issued   Capital     Receivable     State       Total
                       ------      ------    ------   -------     ----------     -----       -----
Inception: 2/15/90      333,333   $ 1,000   $  --    $       --  $      --   $        --   $   1,000

Net loss                 (1,000)   (1,000)
                    -----------   -------   -----    ----------  ---------   -----------   ---------
Balance: 12/31/94       333,333     1,000                                         (1,000)

Sale of common
  stock, net          1,333,333     4,000               76,000                                80,000

Common stock
  issued              2,124,083     6,372            2,090,376                             2,096,748

Common shares
  subscribed                                  559      529,421                               529,980

Net loss                                                                     (1,384,563)  (1,384,563)
                    -----------   -------   -----    ---------  ---------   -----------   ----------
Balance: 12/31/95     3,790,749    11,372     559    2,695,797               (1,385,563)   1,322,165

Sale of common
  stock, net          1,001,834     3,006              794,791   (128,000)                   669,797

Common stock
  issued, net         1,186,461     3,559    (550)     559,491                               562,500

Recission of license
  agreement            (333,333)   (1,000)            (883,000)                             (884,000)

Reclass for reverse
  stock split                     (11,291)              11,291

Net loss                                                                     (1,355,337)  (1,355,337)
                    -----------   -------   -----    ---------  ---------   -----------   ----------
Balance: 12/31/96     5,645,711     5,646       9    3,178,370   (128,000)   (2,740,900)     315,125

Sale of common
  stock, net             37,454        37               49,963                                50,000

Common stock
  issued, net        16,452,731    16,453      (9)     598,663    128,000                    743,107

Net loss                                                                       (674,887)    (674,887)
                    -----------   -------   -----   ----------  ---------   -----------   ----------
Balance: 12/31/97    22,135,896   $22,136   $  --   $3,826,996  $      --   ($3,415,787)  $  433,345
                    ===========   =======   =====   ==========  =========   ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
               FOR THE PERIOD FROM FEBRUARY 15, 1990 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                               Cumulative
                                                                                from the
                                                                              Inception of
                                                                               Development
                                                                                  Stage
                                                                               February 15,
                                                                                1990) to
                                                                               December 31,
                                                       1997          1996         1997
                                                       ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(674,887)  $(1,355,337)  $(3,414,787)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Write down of artwork                                    --            --       400,000
  Write off of labor contract                          55,000            --        55,000
  Amortization                                             --        51,000       136,000
  Common stock issued for services                    633,107       562,500     1,322,355
  Change in assets and liabilities:
  (Increase) decrease in trade accounts receivable         --           233           233
  (Increase) decrease in prepaid expenses                6331          1875          6331
  Increase (decrease) in checks issued in excess
    of cash in bank                                        47            --            47
  Increase (decrease) in accounts payable             (75,925)       57,427       165,044
                                                    ---------   -----------   -----------

       Net cash used in operating activities          (56,327)     (682,302)   (1,329,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net            50,000       669,797     1,329,777
                                                    ---------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                        (6,327)      (12,505)           --

CASH, BEGINNING OF PERIOD                               6,327        18,832            --
                                                    ---------   -----------   -----------
CASH, END OF PERIOD                                 $      --   $     6,327   $        --
                                                    =========   ===========   ===========

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS:
Conversion of indebtedness to 2,150,000 shares of
  common stock at $.02 per share                    $  43,000   $        --
Conversion of indebtedness to 13,802,731 shares of
  common stock at $.04 per share                    $ 552,109   $        --
Conversion of indebtedness to 500,000 shares of
  common stock at $.04 per share                    $  20,000   $        --

   The accompanying notes are an integral part of these financial statements.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     HISTORY AND REPORTING ENTITY

     Bio Fluorescent Technologies, Inc. ("the Company") is a development stage company that was incorporated under the laws of the state of Nevada February 15, 1990 as Partisan Corporation. On March 10, 1995, the Company's name was changed to BIO Fluorescent Technologies, Inc. The Company was inactive through February 1995 and prior to such time the Company's only activities consisted of the sale or transfer of shares of its common stock in private placements.

     DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

     The Company's initial business plan was based on developing, licensing or otherwise acquiring state-of-the-art advanced diagnostic testing and screening technology and equipment capable of early detection of human immune system disorders such as HIV-1, HIV-2 and Hepatitis B. In February 1995, the Company licensed a development stage diagnostic technology designed to detect AIDS, described as the Mehica GP 120 system.

     In July 1996, the Company filed a complaint against the licensor of the technology. The defendant filed an answer, counter-claim and third party complaint seeking declaratory relief in respect of the agreements and damages. This litigation matter is more fully described in Note 4.

     Development activities were suspended and the Company wrote-off the unamortized cost of the Mehica GP 120 project as of July 1, 1996. The Company treated the suspension of further development activity as a recission of the license agreement and reduced common stock and additional paid in capital for the unamortized cost of the license agreement.

     In May 1996, the Company reorganized its management team and revised its business plan to include expansion of the Company's core market and technology application for the screening and detection of a broader range of viral and infectious diseases.

     The Company is selecting and engaging the services of scientists and other technical advisors to assist in its search to acquire infectious disease technologies and other products or business compatible with the Company's primary goal of becoming operational as soon as possible.

     Since its management reorganization in May 1996, the Company's business development plan has been focused on a "growth by acquisition" strategy and the Company has been actively pursuing acquisition possibilities.

     The Company's agreement dated February 11, 1997 to acquire all of the assets of Immune Network Research, Ltd. ("INR") has since been terminated. The Company is exploring the possibility of licensing or otherwise acquiring from INR its rights as licensee to an immune system disease treatment technology currently in the development stage. As of the date of this report, no offer has been presented to INR by the Company. There can be no assurance that an offer, if presented, would be accepted by INR.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     From the Company's inception through December 31, 1997, the Company's business development costs have totaled approximately $3,400,000. These expenditures have been funded primarily with the proceeds from the private sales of equity securities as well as with the issuance of common stock in exchange for services.

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

     CASH AND CASH EQUIVALENTS

     The company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

NOTE 2 - TRADE EXCHANGE RECEIVABLE - BARTER:

     In August 1995, the Company issued 4,938 shares of its common stock in exchange for $50,000 worth of barter credit on the ITEX Retail Trade Exchange. Management believes that they will be able to successfully utilize the barter credit for the cost of hotels and other travel expenses.

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

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 4 - LEGAL PROCEEDINGS:

     The Company had secured worldwide rights to manufacture, market and sell the Mehica GP 120 System in February 1995. On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland (Civil Action No. CCB 96-2266) against the licensor, The Avriel Group, and others ("TAG") seeking declaratory relief, damages and other relief in respect to certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit or "PAK" and the Mehica GP 120. On July 30, 1996, the defendants filed an answer, counter-claim, and third party complaint, seeking declaratory relief in respect of the agreements and damages.

     A settlement order issued by the court to dismiss the case was entered September 25, 1997. Both parties elected to not reopen the case within the allowable 30 days following the order. The case has been dismissed.

NOTE 5 - RELATED PARTY TRANSACTIONS:

     The Company paid a related party $637,480 and $407,809 for management services and expenses for the years ended December 31, 1997 and 1996. The amount paid during 1997 and 1996 included $198,000 and $165,000 of compensation paid on behalf of the Company's CEO. As of December 31, 1997 and 1996, the Company owed $40,919 and $27,090, respectively, which is included in accounts payable - related party in the accompanying balance sheets.

     Office support services are provided to the Company for $7,000 per month under an agreement with a related party which expires April 1998. Such services include office personnel, supplies and the maintenance of the Company's principal executive office within the related party's 1,000 square foot rented office facility in Scottsdale, Arizona.

NOTE 6 - INCOME TAXES:

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

     The components of deferred taxes are as follows at December 31, 1997 and 1996:
                                            1997                  1996
                                            ----                  ----
     Tax effect of net operating
       loss carryforward                 $ 1,330,301           $ 1,069,660
     Valuation allowance                  (1,330,301)           (1,069,660)
                                         -----------           -----------
                                         $        --           $        --
                                         ===========           ===========

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In management's opinion, there can be no assurance that the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax assets recorded at December 31, 1997 and 1996; therefore, a valuation allowance has been provided for the entire balance.

NOTE 7 - STOCK COMPENSATION PLANS:

     On August 29, 1996, the Company adopted fixed and performance based stock compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with FASB Statement 123, Accounting for Stock Based Compensation. The compensation cost that has been charged against income for these plans was $50,000 for the year ended December 31, 1997.

     FIXED STOCK OPTION PLAN

     Under the 1996 Incentive Stock Option Plan, the Company may grant options to its employees, directors, consultants and advisors for up to 866,667 shares of its $0.001 par value common stock. The exercise price for stock granted pursuant to a tax-qualified option plan is to be greater than or equal to the market price of the Company's stock on the date of grant. The exercise price of stock granted pursuant to a non-qualified stock option plan is to be greater than or equal to 85% of the market price of the Company's stock on the date of grant. The maximum term for an option is ten years. Options are granted at the discretion of the board of directors. No options were granted during the year ended December 31, 1997.

     The fair market value of the options granted during 1996 was considered to be zero. It is the opinion of management that the options are not capable of valuation due to the lack of an active trading market.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

     A summary of the status of the Company's fixed stock option plan as of December 31, 1997 and 1996 and changes during the year then ended are presented below:

                                                           Weighted
                                                           Average
                                                           Exercise
                                             Shares         Price
                                             ------         -----
     Outstanding at January 1, 1996              --         $  --
     Granted                                663,334          1.65
     Exercised                                   --            --
     Forfeited                                   --            --
                                            -------         -----
     Outstanding at December 31, 1996       663,334          1.65
     Granted                                     --            --
     Exercised                                   --            --
     Forfeited                              (16,667)         4.50
                                            -------         -----
     Outstanding at December 31, 1997       646,667         $1.57
                                            =======         =====


     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                          Weighted Average
      Option                  Options        Remaining       Options
      Grant     Exercise    Outstanding     Contractual    Exercisable
      Date       Price       12/31/97          Life          12/31/97
      ----       -----       --------          ----          --------
     8/29/96     $1.34        300,000      3.67 years        300,000
     8/29/96     $1.34         88,333       .67 years         88,333
     8/29/96     $1.80        133,334      3.67 years        133,334
     8/29/96     $1.80        108,333       .67 years        108,333
     8/29/96     $3.75         16,667      3.33 years         16,667
                              -------                        -------
                              646,667                        646,667
                              =======                        =======

     PERFORMANCE BASED STOCK PLAN

     The Company grants selected executives and other key individuals deferred stock awards whose vesting is contingent upon the future performance of services under terms and conditions specified by the board of directors. The number of shares subject to grant under this plan together with the number of shares subject to option under the fixed stock option plan cannot exceed 866,667. The grant, which completely vested on August 29, 1997, is valued at the fair market value of the stock on the date of grant.

                       BIO FLUORESCENT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 8 - CONTINUED OPERATIONS:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7 (FASB 7). It is devoting substantially all of its effort to raising capital and identifying a business opportunity or assets to acquire in order to generate significant operations. It is not certain that the Company will locate a profitable business opportunity or significant assets or be able to obtain the financing required to fund future planned operations or retain sufficient management expertise to cintinue future planned business operations. These factors raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 9 - SUBSEQUENT EVENTS:

     To facilitate the sale of the stock of the Company and to satisfy outstanding corporate debt, the board of directors on January 17, 1998 voted to reverse split the outstanding shares of all common stock on a 1 for 100 basis.

     On February 4, 1998, Management authorized the issuance of up to 5,000,000 shares of common stock at the price of $.01 per share for the satisfaction of outstanding accounts payable.

     On February 13, 1998, Management authorized the registration of 3,000,000 shares of common stock at $.001 par value issuable in connection with a stock option plan to be initiated during the coming year.