Form 10QSB
period 1998-03-31
RANES INTERNATIONAL HOLDING INC
filed 1998-05-20
CIK 881460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

        For the Transition period from ______________ to ______________

                         Commission file number 0-19693


                        RANES INTERNATIONAL HOLDING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                87-0485320
-------------------------------                               ----------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         8360 East Via de Ventura, Bldg. L200, Scottsdale, Arizona 85258
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  602-905-5579
                           ---------------------------
                           (Issuer's telephone number)


                       Bio Fluorescent Technologies, Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

As of May 5, 1998, the registrant had 5,221,457 shares of its common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                        RANES INTERNATIONAL HOLDING INC.

                                Table of Contents

PART I  Financial Information                                          Page No.
                                                                       --------
     Item 1  Financial Statements
               Condensed Balance Sheet                                    3
               Condensed Statement of Operations                          4
               Condensed Statement of Cash Flows                          5
               Notes to Condensed Financial Statements                    6

     Item 2  Plan of Operations                                           8

PART II Other Information

     Item 1  Legal Proceedings                                            8
     Item 2  Changes in Securities                                      N/A
     Item 3  Defaults upon Senior Securities                            N/A
     Item 4  Submission and Matters to a Vote of Security Holders       N/A
     Item 5  Other Information                                          N/A
     Item 6  Exhibits and Reports on Form 8-K                             8

SIGNATURES                                                                9

                        Ranes International Holding Inc.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                 March 31, 1998
                                   (Unaudited)

                                   Assets
Current Assets:
  Cash                                                                    $ -0-
  Trade exchange receivable - barter                                     43,436
  Media products and services receivable - current portion              250,000
                                                                    -----------
         Total Current Assets                                           293,436

Other Assets:
  Media products and services receivable -
   net of current portion (Note 3)                                      250,000
                                                                    -----------
         Total Assets                                               $   543,436
                                                                    ===========
                    Liabilities and Stockholders Equity

Current Liabilities:
  Accounts payable -
    Trade                                                           $    78,911
    Related party (Note 4)                                               67,039
    Accrued expenses or bank overdraft                                       22
    Note payable                                                          5,000
                                                                    -----------

         Total Current Liabilities                                      150,972
                                                                    -----------

Stockholders Equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 5,221,457 issued and outstanding                          5,221
  Additional paid-in capital                                          3,943,911
  Deficit accumulated during the development stage                   (3,556,668)
                                                                    -----------
         Total Stockholders Equity                                      392,464
                                                                    -----------

         Total Liabilites and Stockholders Equity                   $   543,436
                                                                    ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                        Ranes International Holding Inc.
                          (A Development Stage Company)

                Condensed Statements of Operations For the Three
                Month periods ended March 31, 1998, 1997 and 1996
                                       and
               For the Period From Inception of Development Stage
                      (February 15, 1990 to March 31, 1998)

                                                                              Cumulative
                                                                               From the
                                                                             Inception of
                                                                             Development
                                                                                Stage
                                                                            (February 15,
                                         1998         1997         1996         1990)
                                         ----         ----         ----         -----

Sales                                 $      --    $      --    $      --    $     1,624

Selling, general and administrative
 expenses                               140,881      264,453      338,286      3,558,445
                                      ---------    ---------    ---------    -----------

Loss from operations                   (140,881)    (264,453)    (338,286)    (3,556,821)

Interest income                                                                      153
                                      ---------    ---------    ---------    -----------

Loss before provision for income       (140,881)    (264,453)    (338,286)    (3,556,668)
 taxes

Provision for income taxes                   --           --           --             --
                                      ---------    ---------    ---------    -----------

Net loss                              $(140,881)   $(264,453)   $(338,286)   $(3,556,668)
                                      =========    =========    =========    ===========

Loss per common share (Note 1)        $   (0.51)   $   (4.68)   $   (8.48)
                                      =========    =========    =========
Weighted average number of common
shares outstanding (Note 1)             276,915       56,457       39,909
                                      =========    =========    =========



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                        Ranes International Holding Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
         For the Three Month Period Ended March 31, 1998, 1997 and 1996
                                       and
               For the Period from Inception of Development Stage
                      (February 15, 1990 to March 31, 1998)

                                                                                Cumulative
                                                                                 From the
                                                                                Inception of
                                                                                Development
                                                                                   Stage
                                                                                February, 15
                                              1998        1997         1996         1990
                                              ----        ----         ----         ----
Cash flows from operating activities:
  Net loss                                 $(140,881)  $(264,453)  $ (338,286)  $(3,556,668)

Adjustments to reconcile net loss
to net cash used in operating activities:
  Write down of artwork                                                             400,000
  Amortization                                                         25,500       136,000
  Common stock issued for services           100,000                              1,454,355

Change in assets and liabilities:
  (Increase)decrease in trade
    account receivable                                        45                      6,564
  (Increase) decrease in prepaid expenses                                (625)
  Increase in checks issued in excess
    of cash in bank                              (25)                                    22
  Increase(decrease) in accounts payable      35,906     133,187       92,538       145,950
                                           ---------   ---------   ----------   -----------
Net cash used in operating activities         (5,000)   (131,221)    (220,873)   (1,413,777)
                                           ---------   ---------   ----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of note               5,000                                  5,000
  Proceeds from issuance of common
    stock, net                                           125,000      203,206     1,408,777
                                           ---------   ---------   ----------   -----------
Net increase (decrease) in cash                  -0-      (6,221)     (17,667)          -0-

Cash, beginning of period                        -0-       6,327       18,832           -0-
                                           ---------   ---------   ----------   -----------
Cash, end of period                        $     -0-   $     106   $    1,165   $       -0-
                                           =========   =========   ==========   ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                        Ranes International Holding Inc.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1998

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HISTORY OF REPORTING ENTITY

Ranes International Holding Inc. (the "Company") is a development stage company that was incorporated under the laws of the state of Nevada in February 1990 as Partisan Corporation. On March 10, 1995, the Company's name was changed to Bio Fluorescent Technologies, Inc. On March 6, 1998, the Company again changed its corporate name to Ranes International Holding Inc. The Company was inactive through February 1995 and prior to such time the Company had no activity other than that of capitalization efforts.

BASIS OF PRESENTATION

The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the company and notes thereto, for the fiscal year ended December 31, 1997.

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

REVERSE STOCK SPLIT AND COMPARABILITY

On January 17, 1998, the Company authorized a 1 for 100 reverse stock split. This policy was activated on March 6, 1998, the authorized stock remained at 50,000,000 shares of common stock. In these statements all figures relating to shares of stock have been restated to reflect the reverse split as if it had occur prior to periods presented for comparison purposes.

NOTE 2 - TRADE EXCHANGE RECEIVABLE - BARTER:

In August 1995, the Company issued 14,814 (49) shares of its common stock in exchange for $50,000 worth of barter credit on the ITEX Retail Trade Exchange. Management believes that they will be able to successfully utilize the barter credit for the cost of hotels and travel over the next year.

NOTE 3 - MEDIA PRODUCTS AND SERVICES RECEIVABLE:

In October 1995, the Company issued 200,000 (667) shares of its common stock in exchange for script writing, music scoring, radio commercial production and radio advertising time to be received in the future valued at approximately $500,000. Management believes that they will be able to successfully utilize the entire balance during 1998 and 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Company incurred liabilities of $126,120 for management services and expenses for the three month period ended March 31, 1998, to a related party. On March 31, 1998, the Company issued 5,000,000 shares of regulation 144 stock to the related company in exchange for $100,000 of the accrued liability. At March 31, 1998, the Company owed the related company $67,039 which is included in accounts payable in the accompanying financial statements.

As of March 31, 1998, the only ongoing agreement with the related company has to do with the chief executive compensation agreement dated May 1, 1996, wherein a company controlled by the president of the Company would bill and be compensated for the salary of the president of the Company. This compensation amounted to $51,300 for the three month period ended March 31, 1998.

The Company has entered into consulting agreements with individuals to locate and help bring businesses into the Company. The terms of payment is to be by the issue of regulation 144 stock. No payments have yet been earned under these agreements, which are successful completion of activity oriented.

As of December 1, 1997, the Company has utilized the related companies executive office and its telecommuting office facilities for the Company's office and administration efforts. The Company contracts with Cactus Consultants International, Inc. to supply public relations support services and office staff support ended on March 31, 1998, accruing costs of $75,120 for the three months ended March 31, 1998. Management is taking under advisement the merits of extending or modifying future agreements.

DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

To date the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the Company's inception through March 31, 1998, the Company's business development costs have totaled approximately $3,557,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

The Company plans to research and gather data on companies and products that would lend themselves to the acquisition through licensing agreements or mergers. Companies and products will be evaluated on technology or proven sales and operating histories which are compatible with corporate strategies.

The Company reorganized its management team in May 1996 to proceed with the implementation of its business plan and the acquisition of compatible products to establish the Company as an operating Company as soon as possible. As indicated by the name change in March 1998, the Company has changed its focus to utilize the holding company approach with possible mergers as subsidiaries to the Company.

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

ITEM 2. PLAN OF OPERATIONS

The Company is presently concentrating its efforts on becoming operational by licensing or otherwise acquiring technologically advanced state-of-the-art products which respond to the international market. The Company is also exploring the possibility of acquiring other technologies, products or businesses compatible with its goal to become operational in the shortest period of time.

The Company re-organized its management team in May 1996 to proceed with the implementation of its business plan and the acquisition of compatible products to establish the Company as an operating Company as soon as possible. Management has added outside consultants to aid in the search for compatible companies or products. The consultants are on a performance type of arrangement that successful ventures are the only way for compensation.

The Company will need to raise additional operating capital to satisfy its obligations and to fund other operating expenses of the business and to fund possible mergers or acquisitions. As of the date of this filing, the Company has not obtained such financing. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

No changes in legal proceedings since the Form 10-KSB filing for year ended December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 -- Financial Data Schedule

     (b) Reports on Form 8-K

         There were no Reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the regulation requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 1998                  RANES INTERNATIONAL HOLDING INC.
                                              (Registrant)


                                    By: /s/ Jan J. Olivier
                                       ----------------------------------
                                       Jan J. Olivier, President/Director


                                    By: /s/ Wynn J. Bott
                                       ----------------------------------
                                       Wynn J. Bott, Controller