Form 10QSB
period 1998-06-30
RANES INTERNATIONAL HOLDINGS INC
filed 1998-08-24
CIK 881460

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the Transition period from ______________ to _______________

                         Commission file number 0-19693

                        RANES INTERNATIONAL HOLDING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                                87-0485320
--------------------------------------------------------------------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

        8360 East Via de Ventura, Bldg. L-200, Scottsdale, Arizona 85258
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  602-905-5579
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      None
--------------------------------------------------------------------------------
                        (Former name, former address and
                             former fiscal year, if
                           changed since last report.)


  As of July 13, 1998, the registrant had 8,226,647 shares of its common stock,
                         $0.001 par value, outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                        RANES INTERNATIONAL HOLDING, INC.

                                Table of Contents


PART I      FINANCIAL INFORMATION                                      Page No.
                                                                       --------

Item 1      Financial Statements

            Condensed Balance Sheet...................................    3
            Condensed Statement of Operations.........................    4
            Condensed Statement of Cash Flows.........................    5
            Notes to Condensed Financial Statements...................    6

Item 2      Plan of Operations........................................    8

PART II     OTHER INFORMATION

Item 1      Legal Proceedings.........................................    8
Item 2      Changes in Securities.....................................   N/A
Item 3      Defaults upon Senior Securities...........................   N/A
Item 4      Submission of Matters to a Vote of Security Holders.......   N/A
Item 5      Other Information.........................................   N/A
Item 6      Exhibits and Reports on Form 8-K..........................    8

SIGNATURES............................................................    9

                        RANES INTERNATIONAL HOLDING, INC.
                      (A Company in the Development Stage)

                             Condensed Balance Sheet
                                  June 30, 1998
                                   (Unaudited)


                                     Assets

Current Assets:
   Cash                                                            $       -0-
   Trade exchange receivable - barter                                   43,316
   Prepaid expenses                                                    326,000
   Media products and services receivable - current portion            250,000
                                                                   -----------

          Total current assets                                         619,316

Media Products and Services Receivable - non current portion           250,000
                                                                   -----------

                                                                   $   869,316
                                                                   ===========
                      Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable:
     Trade                                                         $   182,388
     Related party                                                     118,339
     Note payable                                                        5,000
                                                                   -----------
          Total current liabilities                                    305,727
                                                                   -----------
Stockholders' Equity:
   Common stock, $0.001 par value, Authorized 50,000,000 shares,         8,227
     issued and outstanding 8,226,647 shares
   Additional paid-in capital                                        4,240,905

   Deficit accumulated during development stage                     (3,685,543)
                                                                   -----------
          Total stockholders' equity                                   563,589
                                                                   -----------
                                                                   $   869,316
                                                                   ===========







              The accompanying notes are an integral part of these
                        condensed financial statements.

                        RANES INTERNATIONAL HOLDING, INC.
                      (A Company in the Development Stage)

                     Condensed Statements of Operations
     for the three and six month periods ended June 30, 1998, 1997 and 1996 and for the period from inception of development stage
                      (February 15, 1990) to June 30, 1998
                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                      from the
                                                Three month period                       Six month period             inception of
                                                  Ended June 30,                          Ended June 30,              Development
                                       ------------------------------------   -------------------------------------   stage
                                                                                                                      (February 15,
                                                                                                                      1990) to
                                          1998         1997         1996          1998         1997          1996     June 30,1998
                                       ----------   ----------   ----------   ----------   ----------    ----------   ------------
Net Sales                              $      -0-   $    1,624   $      -0-   $      -0-   $    1,624    $      -0-   $      1,624

Selling, general & administrative
  expenses                                128,875      130,144      290,967      269,756      394,597       629,253      3,687,320
                                       ----------    ---------   ----------   ----------   ----------    ----------    -----------
  Loss from operations                   (128,875)    (128,520)    (290,967)    (269,756)    (392,973)     (629,253)    (3,685,696)

Interest Income                               -0-          -0-          106          -0-          -0-           106            153
                                       ----------    ---------   ----------   ----------   ----------    ----------    -----------

Loss before provision for income taxes   (128,875)    (128,520)    (290,967)    (269,756)    (392,973)     (629,147)    (3,685,543)
Provision for income taxes                    -0-         -0-          -0-          -0-          -0-           -0-            -0-
                                        ----------   ---------   ----------   ----------   ----------    ----------    -----------
Net Loss                                $ (128,875)  $(128,520)  $ (290,967)  $ (269,756)  $ (392,973)   $ (629,147)   $(3,685,543)
                                        ==========   =========   ==========   ==========   ==========    ==========    ===========

Loss per common share                   $    (0.02)  $  (22.76)  $   (74.61)  $    (0.07)  $   (69.60)   $ (161.32)
                                        ==========   =========   ==========   ==========   ==========    ==========

Weighted average number of common
  shares outstanding                     7,292,581       5,646        3,900    3,779,133        5,646         3,900
                                        ==========   =========   ==========   ==========   ==========    ==========









              The accompanying notes are an integral part of these
                        condensed financial statements.

                        RANES INTERNATIONAL HOLDING, INC.
                      (A Company in the Development Stage)

                       Condensed Statements of Cash Flows
    for the Six month periods ended June 30, 1998, 1997 and 1996 and for the period from inception of development stage (February 15, 1990) to June 30, 1998
                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                      from the
                                                Three month period                        Six month period            inception of
                                                  Ended June 30,                           Ended June 30,             Development
                                        ------------------------------------   ------------------------------------   stage
                                                                                                                      (February 15,
                                                                                                                      1990) to
                                           1998         1997         1996         1998         1997         1996      June 30, 1998
                                        ----------   ----------   ----------   ----------   ----------   ----------   -------------
Cash flows from operations:
Net loss                                $ (128,875)  $ (128,520)  $ (290,861)  $ (269,756)  $ (392,973) $  (629,147)  $  (3,685,543)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Amortization                                 -0-          -0-       25,500          -0-          -0-       51,000         136,000
  Write down of artwork                                                                                                     400,000
  Common stock issued for services         300,000                                400,000                                 1,754,355

Change in assets and liabilities:
  Increase in trade exchange receivable        120           45          113          120           90          113           6,684
  Increase in prepaid expenses            (326,000)                    2,500     (326,000)                    1,875        (326,000)
  Increase (decrease) in checks issued
    in excess of cash in bank                  (22)                                   (47)
                                        ----------   ----------   ----------   ----------   ----------   ----------   -------------
Increase in accounts payable and
  accrued expenses                         154,777      128,384       89,091      190,683      261,571      181,269         300,727
                                        ----------   ----------   ----------   ----------   ----------   ----------   -------------
Net cash used in operating activities          -0-          (91)    (173,657)      (5,000)    (131,312)    (394,530)     (1,413,777)
                                        ----------   ----------   ----------   ----------   ----------   ----------   -------------
Cash flows from financing activities:
  Proceeds from issuance of note                                                    5,000                                     5,000
  Sale and issue of common stock, net                                172,590                   125,000      375,796       1,408,777
  Cash provided by financing activities        -0-          -0-      172,590          -0-      125,000      375,796       1,413,777
                                        ----------   ----------   ----------   ----------   ----------   ----------   -------------
Net increase(decrease) in cash funds           -0-          (91)      (1,067)         -0-       (6,312)     (18,734)            -0-
Cash, beginning of period                      -0-          106        1,165          -0-        6,327       18,832             -0-
                                        ----------   ----------   ----------   ----------   ----------   ----------   -------------
Cash, end of period                     $      -0-   $       15   $       98   $      -0-   $       15   $       98   $         -0-
                                        ==========   ==========   ==========   ==========   ==========   ==========   =============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                        RANES INTERNATIONAL HOLDING, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1998


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HISTORY OF REPORTING ENTITY

Ranes International Holding, Inc. ("the Company") is a development stage company that was incorporated under the laws of the state of Nevada in February 1990 as Partisan Corporation. On March 10, 1995, the Company's name was changed to Bio Fluorescent Technologies, Inc. On March 6, 1998, the Company again changed its corporate name to Ranes International Holding, Inc. The Company was inactive through February 1995 and prior to such time the Company had no activity other than that of capitalization efforts.

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

REVERSE STOCK SPLIT AND COMPARABILITY

On January 17, 1998, the Company authorized a 1 for 100 reverse stock split. This policy was activated on March 6, 1998, the authorized stock remained at 50,000,000 shares of common stock. In the accompanying financial statements all figures relating to shares of stock have been restated to reflect the reverse split as if it had occured prior to periods presented for comparison purposes.

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Company incurred liabilities of $51,300 for management services and expenses for the three month period ended June 30, 1998, to a related party. On March 31, 1998, the Company issued 5,000,000 shares of regulation 144 stock to the related company in exchange for $100,000 of accrued liability. At June 30, 1998, the Company owed the related company $118,339 which is included in accounts payable in the accompanying financial statements.

The Company has entered into consulting agreements with individuals to help the Company locate and bring businesses into the Company. The terms of payment is to be the issue of shares of regulation "S-8" stock. The Company has issued 3,000,000 shares of regulation "S-8" stock during the three month period ended June 30, 1998, some of the value is reflected as an expense and the balance as a prepaid expense.

As of December 1, 1997, the Company has utilized the related companies executive office and its telecommuting office facilities for the Company's office and administration efforts. The Company had contracted with Cactus Consultants International, Inc. to supply public relations support services and office staff support, which ended March 31, 1998. Management is taking under advisement the merits of extending or modifying future agreements.

DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

To date the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the Company's inception through June 30, 1998, the Company's business development costs have totaled approximately $3,686,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

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

Management anticipates to make an announcement during the third quarter of 1998 of progress and possible merger or business acquisition as a result of management's and the retained consultants efforts in searching for and evaluating possible companies and products. As of this report date management cannot guarantee the Company's success of any of the existing situations.

As of the date of this filing, the Company has not obtained such financing. Failure by the Company to obtain such additional financing would have a material adverse effect on the Company.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

No changes in legal proceedings since the Form 10-KSB filing for the year ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Exhibit No.    Description
               -----------    -----------
                  27          Financial Data Schedule

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the regulation requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 1998                  RANES INTERNATIONAL HOLDING, INC.
                                       ---------------------------------
                                                (Registrant)

                                       By: /s/    Jan J. Olivier
                                           -------------------------------------
                                           Jan J. Olivier, President/Director

                                       By: /s/    Wynn J. Bott
                                           -------------------------------------
                                           Wynn J. Bott, Controller