Form 10QSB
period 1998-09-30
RANES INTERNATIONAL HOLDINGS INC
filed 1999-02-16
CIK 881460

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 1998

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

                                  602-994-3513
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
                        (Former name, former address and
                             former fiscal year, if
                           changed since last report.)


       As of November 11, 1998, the registrant had 8,426,647 shares of its common stock, $0.001 par value, outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                        RANES INTERNATIONAL HOLDING, INC.

                                Table of Contents


PART I      FINANCIAL INFORMATION                                      Page No.
                                                                       --------

Item 1      Financial Statements

            Condensed Balance Sheet...................................    3
            Condensed Statement of Operations.........................    4
            Condensed Statement of Cash Flows.........................    5
            Notes to Condensed Financial Statements...................    6

Item 2      Plan of Operations........................................    9

PART II     OTHER INFORMATION

Item 1      Legal Proceedings.........................................    9
Item 2      Changes in Securities.....................................   N/A
Item 3      Defaults upon Senior Securities...........................   N/A
Item 4      Submission of Matters to a Vote of Security Holders.......   N/A
Item 5      Other Information.........................................   N/A
Item 6      Exhibits and Reports on Form 8-K..........................    9

SIGNATURES............................................................   10

                        RANES INTERNATIONAL HOLDING, INC.
                      (A Company in the Development Stage)

                             Condensed Balance Sheet
                               September 30, 1998
                                   (Unaudited)


                                     Assets

Current Assets:
   Cash                                                            $       289
   Trade exchange receivable - barter                                      -0-
   Prepaid expenses                                                    212,500
   Media products and services receivable - current portion            250,000
                                                                   -----------

          Total current assets                                         462,789

Media Products and Services Receivable - non current portion           250,000
                                                                   -----------

                                                                   $   712,789
                                                                   ===========
                      Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable:
     Trade                                                         $    62,903
     Related party                                                     160,139
   Note payable                                                          5,000
                                                                   -----------
          Total current liabilities                                    228,042
                                                                   -----------
Stockholders' Equity:
   Common stock, $0.001 par value, Authorized 50,000,000 shares,         8,427
     issued and outstanding 8,426,647 shares
   Additional paid-in capital                                        4,340,705

   Deficit accumulated during development stage                     (3,864,385)
                                                                   -----------
          Total stockholders' equity                                   484,747
                                                                   -----------
                                                                   $   712,789
                                                                   ===========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                        RANES INTERNATIONAL HOLDING, INC.
                      (A Company in the Development Stage)

                       Condensed Statements of Operations
  for the three and nine month periods ended September 30, 1998, 1997 and 1996 and for the period from inception of development stage
                    (February 15, 1990) to September 30, 1998
                                   (Unaudited)

                                                                                                                   Cumulative
                                                                                                                   from the
                                              Three month period                       Nine month period           inception of
                                              Ended September 30,                     Ended September 30,          Development
                                     ------------------------------------   -------------------------------------  stage
                                                                                                                   (February 15,
                                                                                                                   1990) to
                                        1998         1997         1996          1998         1997        1996      September 30,1998
                                     ----------   ----------   ----------   ----------   ----------   -----------  -----------------
Net Sales                            $      -0-   $      -0-   $      -0-   $      -0-   $    1,624   $       -0-    $      1,624

Selling, general & administrative
  expenses                              203,022      122,354      425,222      453,074      516,951     1,054,475       3,870,637
                                     ----------    ---------   ----------   ----------   ----------   -----------     -----------
  Loss from operations                 (203,022)    (122,354)    (425,222)    (453,074)    (515,327)   (1,054,475)     (3,869,013)

Interest Income                           4,475           46          -0-        4,475           46           106           4,628
                                     ----------    ---------   ----------   ----------   ----------   -----------     -----------

Loss before provision for income
  taxes                                (198,547)    (122,308)    (425,222)    (448,599)    (515,281)   (1,054,369)     (3,864,385)
Provision for income taxes                  -0-          -0-          -0-          -0-          -0-           -0-             -0-
                                     ----------    ---------   ----------   ----------   ----------   -----------     -----------
Net Loss                             $ (198,547)   $(122,308)  $ (425,222)  $ (448,599)  $ (515,281)  $(1,054,369)    $(3,864,385)
                                     ==========    =========   ==========   ==========   ==========   ===========     ===========

Loss per common share                $    (0.02)   $  (21.66)  $  (109.03)  $    (0.08)  $   (91.26)  $   (270.35)
                                     ==========    =========   ==========   ==========   ==========   ===========

Weighted average number of common
  shares outstanding                  8,378,821        5,646        3,900    5,329,211        5,646         3,900
                                     ==========    =========   ==========   ==========   ==========   ===========




              The accompanying notes are an integral part of these
                        condensed financial statements.

                        RANES INTERNATIONAL HOLDING, INC.
                      (A Company in the Development Stage)

                       Condensed Statements of Cash Flows
       for the Nine month periods ended September 30, 1998, 1997 and 1996 and for the period from inception of development stage
                   (February 15, 1990) to September 30, 1998
                                   (Unaudited)

                                                                                                                 Cumulative
                                                                                                                 from the
                                             Three month period                      Nine month period           inception of
                                             Ended September 30,                    Ended September 30,          Development
                                   ------------------------------------   ------------------------------------   stage
                                                                                                                 (February 15,
                                                                                                                 1990) to
                                      1998         1997         1996         1998         1997         1996      September 30, 1998
                                   ----------   ----------   ----------   ----------   ----------   ----------   ------------------
Cash flows from operations:
Net loss                           $ (198,547)  $ (122,308)  $ (425,222)  $ (448,599)  $ (515,281) $(1,054,369)    $ (3,864,385)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Amortization                            -0-          -0-       25,500          -0-          -0-       76,500         187,000
  Write down of artwork                                                                                                400,000
  Common stock issued for
    services                                                    144,000      400,000                   144,000       1,753,355

Change in assets and liabilities:
  Increase in trade exchange
    receivable                         43,316        6,196                    43,436        6,286          113             -0-
  Increase in prepaid expenses         37,500                    (6,003)    (212,500)                   (4,128)       (212,500)
  Increase (decrease) in checks
    issued in excess of cash in
    bank                                                                         (47)
  Increase in accounts payable
  and accrued expenses                 18,020      116,097     (218,231)     112,999      377,668      (36,602)        223,042
                                   ----------   ----------   ----------   ----------   ----------   ----------     -----------
Net cash used in operating
  activities                          (99,711)         (15)    (479,956)    (104,711)    (131,327)    (874,486)     (1,513,488)
                                   ----------   ----------   ----------   ----------   ----------   ----------     -----------
Cash flows from financing
  activities:
  Proceeds from issuance of note                                               5,000                                     5,000
  Sale and issue of common stock,
    net                               100,000                   590,000      100,000      125,000      965,796       1,508,777
                                   ----------   ----------   ----------   ----------   ----------   ----------     -----------
  Cash provided by financing
    activities                        100,000          -0-      590,000      105,000      125,000      965,796       1,513,777
                                   ----------   ----------   ----------   ----------   ----------   ----------     -----------
Net increase(decrease) in cash
  funds                                   289          (15)     110,044          289       (6,327)      91,310             289
Cash, beginning of period                 -0-           15           98          -0-        6,327       18,832             -0-
                                   ----------   ----------   ----------   ----------   ----------   ----------   -------------
Cash, end of period                $      289   $      -0-   $  110,142   $      289   $      -0-   $  110,142   $        289
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

                               September 30, 1998



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

NOTE 2 - TRADE EXCHANGE RECEIVABLE - BARTER:

In August 1995, the Company issued 14,814 (49) shares of its common stock in exchange for $50,000 worth of barter credit on the ITEX Retail Trade Exchange. Management has written the remaining balance of $43,316 barter credit off as expended due to the non-availability of its uses and the non projected use in the foreseeable future.

NOTE 3 - MEDIA PRODUCTS AND SERVICES RECEIVABLE:

In October 1995, the Company issued 200,000 (667) shares of its common stock in exchange for script writing, music scoring, radio commercial production and radio advertising time to be received in the future valued at approximately $500,000. Management believes that they will be able to successfully utilize the entire balance during 1998, 1999 and 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Company incurred liabilities of $66,300 for management services and expenses for the three month period ended September 30, 1998, to a related party. On March 31, 1998, the Company issued 5,000,000 shares of regulation 144 stock to the related company in exchange for $100,000 of accrued liability. At September 30, 1998, the Company owed the related company $160,139 which is included in accounts payable in the accompanying financial statements.

The Company has entered into consulting agreements with individuals to help the Company locate and bring businesses into the Company. The terms of payment is to be by the issue of shares of regulation "S-8" stock. The Company has issued 3,000,000 shares of regulation "S-8" stock during the three month period ended June 30, 1998, some of the value is reflected as an expense and the balance as a prepaid expense.

As of December 1, 1997, the Company has utilized the related companies executive office and its telecommuting office facilities for the Company's office and administration efforts. The Company had contracted with Cactus Consultants International, Inc. to supply public relations support services and office staff support, which ended March 31, 1998. Management issued a new three year public relations consulting agreement with the related company effective September 1, 1998.

DEVELOPMENT STAGE ACTIVITY AND MANAGEMENT'S PLANS

To date the Company's operations have consisted primarily of obtaining a license for a system, assembling a management team and raising capital. From the
Company's inception through September 30, 1998, the Company's business development costs have totaled approximately $3,871,000. These expenditures have been funded primarily with the proceeds from the private sales of its equity securities as well as with the issuance of its common stock in exchange for services.

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

Management anticipates to make an announcements of progress and possible merger or business acquisition as a result of management's and the retained consultants efforts in searching for and evaluating possible companies and products. As of this report date management cannot guarantee the Company's success of any of the existing situations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27 -- Financial Data Schedule

          (b) Reports on Form 8-K

              None filed during 3 month quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the regulation requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1998                RANES INTERNATIONAL HOLDING, INC.
                                       ---------------------------------
                                                 (Registrant)

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