Form 10QSB
period 1999-03-31
RANES INTERNATIONAL HOLDINGS INC
filed 1999-11-19
CIK 881460

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

Registrant's SEC File Number: 000-19693









               RANES INTERNATIONAL HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            87-0485320
(State of organization) (I.R.S. Employer Identification No.)

8360 East Via de Ventura, Bldg. L-200, Scottsdale, Arizona 85258
(Address of principal executive offices)

Registrant's telephone number, including area code (480) 994-3513

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 8,726,647 shares of common stock issued and outstanding as of May 6, 1999.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The Company is presently concentrating its efforts on becoming operational by licensing or otherwise acquiring technologically advanced state-of-the-art products, which respond to the international market. The Company is also exploring the possibility of acquiring other technologies, products or businesses compatible with its goal to become operational in the shortest period of time possible. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Company's management team has investigated and pursued a number of products and companies in an effort to fulfill the Company's strategies. Subsequent to this report the Company issued a letter of intent on January 25, 1999, to purchase WorldNet Gaming, Inc. and on June 2, 1999, this intent was canceled. The Company's management team plans to continue to aggressively purse the acquisition of other products and technology through licensing and / or acquiring businesses with market ready products and / or development stage technology with market potential that is compatible with corporate strategies to become operational.

To date, the Company's operations have consisted primarily of pursuing various product opportunities, assembling a management team and raising capital. From the Company's inception to December 31, 1998, the Company's business development costs have totaled approximately $4,498,000. These expenditures have been funded primarily with the proceeds from the private sales of the Company's equity securities as well as with the issuance of its common stock in exchange for services and assets.

During the year ended December 31, 1998, the Company's development stage activities resulted in a positive cash flow of $289. This increase was the result of the net operating loss of approximately $1,076,088, offset by noncash charges totaling approximately $500,000, and the issue of Common Stock restricted from resale by Rule 144 which reduced the accrued liabilities by approximately $500,000. Also, the Company's financing activities provided cash flow of approximately $5,000 from issue of a note payable during the year ended December 31, 1998.

The Company has raised approximately $1,484,000 of operating capital since inception and plans to continue its efforts to raise additional capital needed to fund operating expenses of the business through various financing methods including private placements of its common stock. Funding of future operations is dependent on management's ability to raise additional capital. Failure by the Company to obtain additional financing would have a material adverse effect on the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No changes in legal proceedings since the Form 10-KSB filing for the year ended December 31, 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS.

FINANCIAL STATEMENTS
27 - Financial Data Schedule

Unaudited financial statements for the quarter ended March 31, 1999.

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Condensed Balance Sheet
March 31, 1999
(Unaudited)

                ASSETS
CURRENT ASSETS:
Cash                                     1,063
Prepaid expenses                         238,000
Total assets                            239,063

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                 43,260
Accounts payable - related party         345,739
Note payable - related party             30,000
Note payable                             5,000
Total current liabilities               423,999
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,          8,727
50,000,000 shares Authorized,
8,726,647 issued and outstanding
Additional paid-in Capital               4,440,905
Deficit accumulated during the           (4,634,568)
development stage
Total stockholders' equity              (184,936)
Total liabilities and stockholders      $239,063
equity

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Condensed Statements of Operations For the Three periods ended
March 31, 1999, 1998, 1997 and For the Period From Inception of
Development Stage
(February 15, 1990 to March 31, 1999)
(Unaudited)

                 1999              1998              1997              Cumulative From
                                                                       the Inception of
                                                                       Development
                                                                       Stage (February
                                                                       15, 1990 to
                                                                       March 31, 1999)
Sales                                                           $1,624
Selling, general 142,693           140,881           264,453           4,640,820
and
administrative
expenses
Loss from        -142,693          -140,881          -264,453          -4,639,196
operations
Interest income                                                        4,628
(net)
Loss before      -142,693          -140,881          -264,453          -4,634,568
provision for
income taxes
Provision for
income taxes
Net loss         -142,693          -140,881          -264,453          $-4,634,568
Loss per common  $-0.02            $-0.51            $-4.68
share
Weighted average 8,426,647         276,915           56,457
number of common
shares
outstanding

The accompanying notes are an integral part of these condensed financial statements.

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Condensed Statement of Cash Flows
For the Three periods ended March 31, 1999, 1998, and1997 and For the Period From Inception of Development Stage
(February 15, 1990 to March 31, 1999)
(Unaudited)

                          1999              1998              1997              Cumulative From
                                                                                the Inception of
                                                                                Development
                                                                                Stage (February
                                                                                15, 1990 to
                                                                                March 31, 1999)
Cash flows from operating
activities:
Net loss                  $-142,693         $-140,881         $-264,453         $-4,634,568
Adjustments to reconcile
net loss to net cash used
in operating activities
Provision for losses on                                                         500,000
Media receivable
Write down to artwork                                                           400,000
Amortization                                                                    136,000
Common stock issued for   100,500           100,000                             1,878,855
services
Write off of labor                                                              55,000
contract
Deferred income taxes                                                           -1,526,000
Valuation allowance for                                                         1,526,000
deferred income taxes
Change in assets and
liabilities:
Decrease/(increase) in                                        45
trade account receivable
Decrease/(increase) in    -63,000                                               -238,000
prepaid expenses
Increase in checks issued                   -25
in excess of cash in bank
Increase/(decrease) in    75,967            35,906            133,187           388,999
accounts payable
Net cash used in          -29,226           -5,000            -131,221          -1,513,714
operations
Cash flows from financing
Proceeds from issuance of 30,000            5,000                               35,000
note
Proceeds from issuance of                                     125,000           1,479,777
common stock (net)
Net increase/(decrease)   774               0                 -6,221            1,063
in cash funds
Cash, beginning of period 289               0                 6,327             0
Cash, end of period       1,063             0                 106               1,063

The accompanying notes are an integral part of these condensed financial statements.

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 1999

1.   Operations and summary of significant accounting policies

     Operations: Ranes International Holdings, Inc. (the "Company") was incorporated under the laws of the state of Nevada on February 15, 1990 as Partisan Corporation. On
     March 10, 1995, the Company's name was changed to Bio-Fluorescent Technologies, Inc. then to Ranes International Holdings, Inc. on March 10, 1998.

     Development stage enterprise: The Company is currently considered to be in the development stage and therefore has adopted the accounting and reporting standards of Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises".

     The Company's initial business plan was based on developing, licensing or otherwise acquiring state-of-the-art advanced diagnostic testing and screening technology and equipment capable of early detection of human immune system disorders such as HIV-1, HIV-2 and Hepatitis B. In February 1995, the Company licensed development stage diagnostic technology designed to detect AIDS, described as the Mehica GP 120 system.

     In  July  1996,  the Company filed a complaint  against  the
     licenser  of  the technology.   Development activities  were
     suspended and the Company wrote-off the un-amortized costs of the Mehica GP 120 project as of July 1, 1996.

     In May 1996, the Company reorganized its management team and revised its business development plan to focus on a "growth by acquisition" strategy. The Company has been actively pursuing acquisition possibilities.

     Cash and cash equivalents: The company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Supplemental disclosure of non-cash transactions were as follows for the three month period ended March 31, 1999:

      Issuance of common stock in exchange
       for services                              $100,500

     Income taxes: Income taxes are accounted for and reported using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income.

    Operations and summary of significant accounting policies
                           (continued)

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

     Deferred tax assets result from net operating losses not yet utilized for tax purposes. Valuation allowances have been provided for those deferred tax assets as their utilization are uncertain.

     Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, " Reporting Comprehensive Income" was issued, which established standards for reporting and display of comprehensive income and its components as separate amounts in the financial statements. Comprehensive income includes all changes in equity during a period of an enterprise that results from recognized transactions and other economic events other than transactions with owners. This statement requires all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement affects only financial statement presentation. As of December 31, 1998, the Company does not carry any items required to be disclosed as other comprehensive income in accordance with the statement.

     Net loss per common share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. The weighted average number of common stock shares outstanding was 7,865,052 for the year ended December 31, 1998; 58,676 for the year ended December 31, 1997; and 860,278 for the cumulative period from February 15, 1990 (inception) through December 31, 1998.

     Significant risks and uncertainties: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the realization of receivables and the utilization of net operating losses for income tax purposes. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

     Recently Issued Accounting Pronouncements:

     Accounting   for   Derivative   Instruments   and    Hedging
     Activities: In June 1998, SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities" was issued. The Statement requires that all derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies

    Operations and summary of significant accounting policies
                           (continued)

     Recently Issued Accounting Pronouncements (continued):

     depending on the nature of the exposure that is being hedged, and the standard defines three hedge risks: change in fair value, change in cash flows and change in foreign currency.

     A fair-value hedge represents the hedge of an exposure to changes in the fair value of an asset, liability or an unrecognized firm commitment. Changes in fair value hedges are recognized in earnings, as well as the gain or loss on the hedged item attributable to the hedged risk. Certain criteria must be met in order for a hedging relationship to qualify as a fair-value hedge.

     A cash-flow hedge is a hedge of an exposure to variability in cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction. The effective portion of a hedging instrument's gain or loss is initially reported as a component of other comprehensive income and is reclassified as a component of earnings in the same period or periods during which the hedge forecasted transaction affects earnings. As in fair value hedges, certain criteria must be met in order for a hedging relationship to qualify as a cash-flow hedge. foreign-currency hedge can be a fair-value hedge or a cash-flow hedge of the foreign currency exposure, therefore it follows the same principles as those that apply to the accounting for non-foreign hedges with some particularities defined in the statement.

     This statement is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Management believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

     Accounting for the Cost of Computer Software Developed for Internal Use: In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, " Accounting for the Cost of Computer Software Developed for Internal Use" ("SOP 98-1"), which will become effective for financial statements for the year beginning January 1, 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for
     internal  use.   Management does not believe the  impact  of
     adoption will have a material effect on the Company's financial position or results of operations.

     Reclassifications:  Certain amounts in  the  1997  financial statements  have been reclassified to conform  to  the  1998 presentation.

2.   Continued operations

     The Company has incurred net operating losses since inception, and through December 31, 1998 business development costs have totaled approximately $4,500,000. These expenditures have been funded primarily with the proceeds from the private sales of equity securities as well as with the issuance of common stock in exchange for services and indebtedness. Since inception, management activities have been devoted substantially to raising capital, identifying business opportunities, or acquiring assets in order to generate revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The   Company   continues  to  actively  pursue  acquisition
     possibilities.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.   Reverse common stock spit

     Effective January 17, 1998, the Board of Directors approved a one share for 100 shares reverse stock split. All common stock shares, weighted average shares, and per share amounts have been restated in the accompanying financial statements to reflect the reverse stock split.

4.   Media products and services receivable

     In October 1995, the Company issued 2,000 shares of its common stock in exchange for script writing, music scoring, radio commercial production and radio advertising time to be received in the future valued at approximately $500,000. During 1998, the Company provided an allowance of $500,000 against this asset.

5.   Stock compensation plans

     On August 29, 1996, the Company adopted fixed and performance based stock compensation plans. The Company accounts for the fair value of its grants under those plans in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". The compensation cost that was charged against income for these plans was $50,000 for the year ended December 31, 1997.

     Fixed stock option plan: Under the 1996 Incentive Stock Option Plan, the Company may grant options to its employees, directors, consultants and advisors for up to 8,667 shares of its $0.001 par value common stock. The exercise price for stock granted pursuant to a tax-qualified option plan is to be greater than or equal to the market price of the Company's stock on the date of grant. The exercise price of stock granted pursuant to a non-qualified stock option plan is to be greater than or equal to 85% of the market price of the Company's common

Business   and   summary  of  significant   accounting   policies
(continued)

Stock  compensation plans (continued) stock on the date of grant.
The maximum term for an option is ten years. Options are granted at the discretion of the Board of Directors. No options were granted during the year ended December 31, 1998 or 1997.

Performance based stock plan: The Company may grant selected executives and other key individuals deferred stock awards whose vesting is contingent upon the future performance of services under terms and conditions specified by the Board of Directors. The number of shares subject to grant under this plan together with the number of shares subject to option under the fixed stock option plan cannot exceed 8,667.

A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997 and changes during the years then ended are presented below:

                           Shares            Weighted average
                                             exercise price
 Outstanding at January    6,634             $165
 1, 1997
 Granted
 Exercised
 Forfeited                 (167)             $450
 Expired
                           6,467             $156
 Outstanding at December
 31, 1997
 Granted
 Exercised
 Forfeited
 Expired                   (1,967)           $(159)
                           4,500             $154
 Outstanding at December
 31, 1998


The following table summarized information about stock options outstanding at December 31, 1998:

 Option  Exercise price    Options           Weighted   Options           Aggregate
 grant                     outstanding       average    exercisable       proceeds
 date                      12/31/98          remaining  12/31/98          12/31/98
                                             contractu
                                             al life
 8/29/9  $134              3,000               2.67     3,000     $402,000
    6                                          years
 8/29/9  $180              1,333               2.67     1,333             $239,940
    6                                          years
 8/29/9  $375              167                 32.33    167               51,375
    6                                          years
                           4,500                        4,500             $693,315

6.   Income taxes

The benefit for income taxes consisted of the following:

                       Year ended 1998   December 31,      Cumulative
                                         1997              activity during
                                                           development
                                                           stage February
                                                           15, 1990
                                                           (inception)
                                                           through December
                                                           31, 1998
 Federal:
Currently payable
Deferred               (195,699)         (260,641)         (1,526,000)
                       (195,699)         (260,641)         (1,526,000)
Change in valuation    195,699           260,641           (1,526,000)
 allowance
Benefit for income
 taxes

Deferred income taxes consisted of the following at December 31:

                                     1998              1997

 Deferred tax assets - net           1,526,000         1,330,30
 operating loss carryovers                             1
 Valuation allowance                 (1,526,000)

     The Company has a net operating loss carryover as of December 31, 1998 of approximately $1,526,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the net operating loss carryovers will expire between the years 2005 and 2013.

7.   Legal proceedings

     The Company had secured worldwide rights to manufacture, market and sell the Mehica GP 120 ("Mehica") System in February 1995. On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland against the licenser, and others, seeking declaratory relief, damages and other relief in respect to certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit and the Mehica.

     On July 30, 1996, the defendants filed an answer, counter-claim, and third party complaint, seeking declaratory relief with respect of the agreements and damages. A settlement order issued by the court to dismiss the case was entered into on June 25, 1997. Both parties elected to not reopen the case within the allowable 30 days following the order and the case was dismissed.

8.   Contingency

     The State of Nevada's Revised Statue provides that a corporation that has been reinstated to a status of good standing continues to be liable for past acts and errors and omissions, whether engaged in directly or through its former officers and directors. Management of the Company does not believe any past acts, errors and omissions or unasserted claims' and assessments exist or have occurred, however they are continently liable for such matters. No provisions for losses, if any, have been provided in the accompanying finical statements because of the uncertainty of such matters.

9.   Related party transactions

     On August 31, 1998, the Company entered into a three-year agreement with a company owned by an Officer of the Company for public relation services. Under the terms of the agreement, the Company is obligated to pay this public relations company $15,000 per month, plus certain other costs. The agreement contains renewal provisions.

This same Officer provides management services and office support services to the Company. Such services include office personnel, supplies and the maintenance of the Company's principal executive office in Scottsdale, Arizona. During 1998, the Company issued 5,000,000 shares of their common stock in exchange for $100,000 of indebtedness it owed this Officer for management and office support services. The Company also paid this Officer approximately $94,600 during 1998 ($637,500 during 1997). As of December 31, 1998, the Company owed this Officer $256,439
($40,919  at  December  31,  1997),  which  is  included  in  the accompanying balance sheets as payable to related parties. During the three month period ended March 31, 1999, the Company incurred an additional $96,300 in consulting fees and in addition a note of $30,000 for cash advances to the Company. The net accrued liability to the related company in addition to the Cash Note amounted to $345,739 at March 31, 1999.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation and Bylaws, are attached to the Company's Form 10-KSB, filed on June 4, 1996. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 5, 1999  RANES INTERNATIONAL HOLDING, INC.
                                    (Registrant)

                         By:  /s/  Jan J. Olivier
                            Jan J. Olivier, President/Director

                         By:  /s/  Wynn J. Bott
                            Wynn J. Bott, Controller