Form 10QSB
period 1999-06-30
RANES INTERNATIONAL HOLDINGS INC
filed 1999-11-19
CIK 881460

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

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

There are 8,726,647 shares of common stock issued and outstanding as of July 16, 1999.

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

ITEM 6.   EXHIBITS.

FINANCIAL STATEMENTS
27 - Financial Data Schedule

Unaudited financial statements for the quarter ended June 30, 1999.

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Condensed Balance Sheet
June 30, 1999
(Unaudited)

                ASSETS
CURRENT ASSETS:
Cash                                     $794
Prepaid expenses                         175,375
Total assets                            176,169

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                 45,155
Accounts payable - related party         442,489
Note payable - related party             44,306
Note payable                             5,000
Total current liabilities               536,950
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,          8,727
50,000,000 shares Authorized,
8,726,647 issued and outstanding
Additional paid-in Capital               4,440,905
Deficit accumulated during the           (4,810,413)
development stage
Total stockholders' equity              (360,781)
Total laibilities and stockholders      $176,169
equity

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Condensed Statements of Operations For the Three and Six Month periods ended
June 30, 1999, 1998, 1997 and For the Period From Inception of
Development Stage
(February 15, 1990 to June 30, 1999)
(Unaudited)

                      Three Month       Three Month       Three Month
                      period ended      period ended      period ended
                      June 30, 1999     June 30, 1998     June 30, 1997
Net Sales                                                 1,624
Selling, general and  175,845           109,171           130,144
administrative
expenses
Loss from operations  -175,845          -109,171          -128,520
Interest income (net)
Loss before provision -175,845          -109,171          -128,520
for income taxes
Provision for income
taxes
Net loss              -175,845          -109,171          -128,520
Loss per common share $-0.02            $-0.01            $-22.76
Weighted average      8,726,647         7,292,581         5,646
number of common
shares outstanding

The accompanying notes are an integral part of these condensed financial statements.

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Condensed Statements of Operations For the Three and Six Month periods ended
June 30, 1999, 1998, 1997 and For the Period From Inception of
Development Stage
(February 15, 1990 to June 30, 1999)
(Unaudited) (continued)

                 Six month period  Six month period  Six month period  Cumulative From
                 ended June 30,    ended June 30,    ended June 30,    the Inception of
                 1999              1998              1997              Development
                                                                       Stage (February
                                                                       15, 1990 to June
                                                                       30, 1999)
Net Sales                                            $1,624     $1,624
Selling, general 318,538           250,052           394,597           4,816,665
and
administrative
expenses
Loss from        -318,538          -250,052          -392,973          -4,815,041
operations
Interest income                                                        4,628
(net)
Loss before      -318,538          -250,052          -392,973          -4,810,413
provision for
income taxes
Provision for
income taxes
Net loss         -318,538          -250,052          -392,973          -4,810,413
Loss per common  $-0.04            $-0.07            $-69.60
share
Weighted average 8,576,647         3,779,133         5,646
number of common
shares
outstanding

The accompanying notes are an integral part of these condensed financial statements.

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Condensed Statement of Cash Flows
Condensed Statements of Operations For the Three and Six Month periods ended
June 30, 1999, 1998, 1997 and For the Period From Inception of
Development Stage
(February 15, 1990 to June 30, 1999)
(Unaudited)

                          Three month       Three month       Three month
                          period ended      period ended      period ended
                          June 30, 1999     June 30, 1998     June 30, 1997
Cash flows from operating
activities:
Net loss                  $-175,845         $-109,171         $-128,520
Adjustments to reconcile
net loss to net cash used
in operating activities
Provision for losses on
Media receivable
Write down to artwork
Amortization
Common stock issued for                     300,000
services
Write off of labor
contract
Deferred income taxes
Valuation allowance for
deferred income taxes
Change in assets and
liabilities:
Decrease/(increase) in                      120               45
trade account receivable
Decrease/(increase) in    62,625            -250,00
prepaid expenses
Increase in checks issued                   -22
in excess of cash in bank
Increase/(decrease) in    98,645            59,073            128,384
accounts payable
Net cash used in          -14,575           0                 -91
operations
Cash flows from financing
Proceeds from issuance of 14,306
note
Proceeds from issuance of
common stock (net)
Net increase/(decrease)   -269              0                 -91
in cash funds
Cash, beginning of period 1,063             0                 106
Cash, end of period       $794              0                 $15

The accompanying notes are an integral part of these condensed financial statements.

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Condensed Statement of Cash Flows
Condensed Statements of Operations For the Three and Six Month periods ended
June 30, 1999, 1998, 1997 and For the Period From Inception of
Development Stage
(February 15, 1990 to June 30, 1999)
(Unaudited) (continued)

                          Six month period  Six month period  Six month period  Cumulative From
                          ended June 30,    ended June 30,    ended June 30,    the Inception of
                          1999              1998              1997              Development
                                                                                Stage (February
                                                                                15, 1990 to June
                                                                                30, 1999)
Cash flows from operating
activities:
Net loss                  $-318,538         $-250,052         $-392,973         $-4,810,413
Adjustments to reconcile
net loss to net cash used
in operating activities
Provision for losses on                                                         500,000
Media receivable
Write down to artwork                                                           400,000
Amortization                                                                    136,000
Common stock issued for   100,500           400,000                             1,878,855
services
Write off of labor                                                              55,000
contract
Deferred income taxes                                                           -1,526,000
Valuation allowance for                                                         1,526,000
deferred income taxes
Change in assets and
liabilities:
Decrease/(increase) in                      120               90
trade account receivable
Decrease/(increase) in    -375              -250,000                            -175,375
prepaid expenses
Increase in checks issued                   -47
in excess of cash in bank
Increase/(decrease) in    174,612           94,979            261,571           487,644
accounts payable
Net cash used in          -43,801           -5,000            -131,312          -1,528,289
operations
Cash flows from financing
Proceeds from issuance of 44,306            5,000                               49,306
note
Proceeds from issuance of                                     125,000           1,479,777
common stock (net)
Net increase/(decrease)   505               0                 -6,312            794
in cash funds
Cash, beginning of period 289               0                 6,327             0
Cash, end of period       $794              0                 $15               $794

The accompanying notes are an integral part of these condensed financial statements.

RANES INTERNATIONAL HOLDING, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 1999

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

This same Officer provides management services and office support services to the Company. Such services include office personnel, supplies and the maintenance of the Company's principal executive office in Scottsdale, Arizona. During 1998, the Company issued 5,000,000 shares of their common stock in exchange for $100,000 of indebtedness it owed this Officer for management and office support services. The Company also paid this Officer approximately $94,600 during 1998 ($637,500 during 1997). As of December 31, 1998, the Company owed this Officer $256,439
($40,919 at December 31, 1997), which is included in the accompanying balance sheets as payable to related parties. During the six month period ended June 30, 1999, the Company incurred an additional $192,600 in consulting fees and in addition a note of $44,306 for cash advances to the Company. The net accrued liability to the related company in addition to the Cash Note amounted to $442,489 at June 30, 1999.

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