Form 10QSB
period 1999-09-30
RANES INTERNATIONAL HOLDINGS INC
filed 1999-11-19
CIK 881460

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

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

There are 8,726,647 shares of common stock issued and outstanding as of November 5, 1999.

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

Unaudited  financial statements for the quarter  ended  September
  30, 1999.

Ranes International Holding, Inc.
(A Development Stage Company)

Condensed Balance Sheet
September 30, 1999
(Unaudited)


                ASSETS
CURRENT ASSETS:
Cash                                     30
Prepaid expenses                         110,250
Total assets                            110,280

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                 45,155
Accounts payable - related party         538,339
Note payable - related party             44,306
Note payable                             5,000
Total current liabilities               632,800
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,          8,727
50,000,000 shares Authorized, 8,726,647
issued and outstanding
Additional paid-in Capital               4,440,905
Deficit accumulated during the           (4,972,152)
development stage
Total stockholders' equity              (522,520)
Total liabilities and stockholders'     110,280
equity

The accompanying notes are an integral part of these condensed financial statements.
Ranes International Holding, Inc.
(A Development Stage Company)
Condensed Statements of Operations For the Three and Nine Month periods ended
September 30, 1999, 1998 and 1997 and
For the Period From Inception of Development Stage (February 15,
1990 to September 30, 1999)
(Unaudited)

                   Three Month       Three Month       Three Month
                   period ended      period ended      period ended
                   Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1997
Net Sales
Selling, general   161,739           203,022           122,354
and administrative
expenses
Loss from          0161,739          -203,022          -122,354
operations
Interest income                      4,475             46
(net)
Loss before        -161,739          -198,547          -122,308
provision for
income taxes
Provision for
income taxes
Net loss           -161,739          -198,547          -122,308
Loss per common    $-0.02            $-0.02            $-21.66
share
Weighted average   8,726,647         8,378,821         5,646
number of common
shares outstanding

The accompanying notes are an integral part of these condensed financial statements.
Ranes International Holding, Inc.
(A Development Stage Company)
Condensed Statements of Operations For the Three and Nine Month periods ended
September 30, 1999, 1998 and 1997 and
For the Period From Inception of Development Stage (February 15,
1990 to September 30, 1999) (Unaudited) (continued)

                    Nine month        Nine month        Nine month        Cumulative From
                    period ended      period ended      period ended      the Inception of
                    Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1997    Development
                                                                          Stage (February
                                                                          15, 1990 to
                                                                          Sept. 30, 1999)
Net Sales                                               1,624    1,624
Selling, general    480,277           453,074           516,951           4,978,404
and administrative
expenses
Loss from           -480,277          -453,074          -515,327          -4,976,780
operations
Interest income                       4,475             46                4,628
(net)
Loss before         -480,277          -448,599          -515,281          -4,972,152
provision for
income taxes
Provision for
income taxes
Net loss            -480,277          -448,599          -515,281          -4,972,152
Loss per common     $-0.06            $-0.08            $-91,26
share
Weighted average    8,626,647         5,329,211         5,646
number of common
shares outstanding

The accompanying notes are an integral part of these condensed financial statements.
Ranes International Holding, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows
For the Three and Nine Month periods ended September 30, 1999,
1998 and 1999 and
For the Period From Inception of Development Stage (February 15,
1990 to September 30, 1999)
(Unaudited)

                              Three month       Three month       Three month
                              period ended      period ended      period ended
                              Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1997
Cash flows from operating
activities:
Net loss                      $-161,739         $-198,547         $-122,308
Adjustments to reconcile net
loss to net cash used in
operating activities
Provision for losses on
Media receivable
Write down to artwork
Amortization
Common stock issued for
services
Write off of labor contract
Deferred income taxes
Valuation allowance for
deferred income taxes
Change in assets and
liabilities:
Decrease/(increase) in trade                    43,316            6,196
account receivable
Decrease/(increase) in        65,125            37,500
prepaid expenses
Increase in checks issued in
excess of cash in bank
Increase/(decrease) in        95,850            18,020            116,097
accounts payable
Net cash used in operations   -764              -99,711           -15
Cash flows from financing
Proceeds from issuance of
note
Proceeds from issuance of                       100,000
common stock (net)
Net increase/(decrease) in    -764              289               -15
cash funds
Cash, beginning of period     794               0                 15
Cash, end of period           $30               $289              $0

The accompanying notes are an integral part of these condensed financial statements.
Ranes International Holding, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows
For the Three and Nine Month periods ended September 30, 1999,
1998 and 1999 and
For the Period From Inception of Development Stage (February 15,
1990 to September 30, 1999)
(Unaudited)

                          Three month       Three month       Three month       Cumulative From
                          period ended      period ended      period ended      the Inception of
                          Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1997    Development
                                                                                Stage (February
                                                                                15, 1990 to
                                                                                Sept. 30, 1999)
Cash flows from operating
activities:
Net loss                  $-480,277         $-448,599         $-515,281         $-4,972,152
Adjustments to reconcile
net loss to net cash used
in operating activities
Provision for losses on                                                         500,000
Media receivable
Write down to artwork                                                           400,000
Amortization                                                                    136,000
Common stock issued for   100,500           400,000                             1,878,855
services
Write off of labor                                                              55,000
contract
Deferred income taxes                                                           -1,526,000
Valuation allowance for                                                         1,526,000
deferred income taxes
Change in assets and
liabilities:
Decrease/(increase) in                      43,436            6,286
trade account receivable
Decrease/(increase) in    64,750            -212,500                            -110,250
prepaid expenses
Increase in checks issued                   -47
in excess of cash in bank
Increase/(decrease) in    270,462           112,999           377,668           583,494
accounts payable
Net cash used in          -44,565           -104,711          -131,327          -1,529,053
operations
Cash flows from financing 44,306            5,000                               49,306
Proceeds from issuance of                   100,000           125,000           1,479,777
note
Proceeds from issuance of                   100,000           125,000           1,479,777
common stock (net)
Net increase/(decrease)   -259              289               -6,327            30
in cash funds
Cash, beginning of period 289               0                 6,327             0
Cash, end of period       $30               $289              $0                $30

The accompanying notes are an integral part of these condensed financial statements.
Ranes International Holding, Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 1999

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
 Outstanding at December
 31, 1998


The following table summarized information about stock options outstanding at December 31, 1998:

 Option  Exercise price    Options           Weighted   Options           Aggregate
 grant                     outstanding       average    exercisable       proceeds
 date                      12/31/98          remaining  12/31/98          12/31/98
                                             contractu
                                             al life
 8/29/9  $134              3,000               2.67     3,000      $402,00
    6                                          years               0
 8/29/9  $180              1,333               2.67     1,333             $239,940
    6                                          years
 8/29/9  $375              167                 32.33    167               51,375
    6                                          years
                           4,500                        4,500             $693,315

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

     On July 30, 1996, the defendants filed an answer, counter-claim, and third party complaint, seeking declaratory relief with respect of the agreements and damages. A settlement order issued by the court to dismiss the case was entered into on September 25, 1997. Both parties elected to not reopen the case within the allowable 30 days following the order and the case was dismissed.

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

This same Officer provides management services and office support services to the Company. Such services include office personnel, supplies and the maintenance of the Company's principal executive office in Scottsdale, Arizona. During 1998, the Company issued 5,000,000 shares of their common stock in exchange for $100,000 of indebtedness it owed this Officer for management and office support services. The Company also paid this Officer approximately $94,600 during 1998 ($637,500 during 1997). As of December 31, 1998, the Company owed this Officer $256,439
($40,919 at December 31, 1997), which is included in the accompanying balance sheets as payable to related parties. During the nine month period ended September 30, 1999, The Company incurred an additional $288,90000 in consulting fees and in addition a note of $44,306 for cash advances to the Company. The net accrued liability to the related company in addition to the Cash Note amounted to $538,339 at September 30, 1999.

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