Form 10KSB
period 1998-12-31
RANES INTERNATIONAL HOLDINGS INC
filed 1999-11-22
CIK 881460

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1998.Commission File No. 000-
19693





               RANES INTERNATIONAL HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)




Nevada                                            87-0485320
(State of organization) (I.R.S. Employer Identification No.)

8360 E. Via de Ventura, Bldg. L-200, Scottsdale, AZ 85258
(Address of principal executive offices)

Registrant's telephone number, including area code (480) 994-3513

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Registrant's Attorney: Daniel G. Chapman, Esq., 2080 E. Flamingo
Road, Suite 112, Las Vegas, NV 89119, (702) 650-5660

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 1998:   $ 0

As of January 29, 1999, the registrant had 8,426,647 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of January 29, 1999: $386,750. Computed at the closing price on that date.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

              DOCUMENTS INCORPORATED BY REFERENCE:

None

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Ranes International Holding, Inc. ("the Company") is a development stage company that was incorporated under the laws of the state of Nevada on February 15, 1990, as Partisan Corporation. The Company was inactive through February 1995 and prior to such time the Company had no activity other than that of capitalization efforts by transfer of shares of common stock in private placements. On March 10, 1995, the Company's name was changed to Bio Fluorescent Technologies, Inc. as it targeted the medical and health care industry. On March 6, 1998, the Company abandoned this business and changed its name to Ranes International Holding, Inc. The current business plan involves the Company searching for an industry in which to become a participant.

The Company's initial business plan was based on developing, licensing or otherwise acquiring state-of-the-art advanced diagnostic testing and screening technology and equipment capable of early detection of human immune system disorders such as HIV-1, HIV-2 and Hepatitis B. From February 1995 to July 1996 the Company supported a development stage diagnostic technology through a license agreement, which ended September 25, 1997, through a series of lawsuits and counter-claims. The development project costs have been written off. In May 1996 the Company reorganized its management team and revised its business plan to include expansion of the Company's core market and technology application for a broader range of products and industries. The Company selected and engaged the services of scientists and other technical advisors to assist in its search to acquire other products or businesses compatible with the Company's primary goal to become operational as soon as possible. Since its management reorganization in May 1996, the Company's business development plan has been focused on a "growth by acquisition" strategy and the Company has been actively pursuing acquisition possibilities. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Company's agreement dated February 11, 1997, to acquire all of the assets of Immune Network Research, Ltd. ("INR") was terminated two months later when management decided to restrict its solicitations of business opportunities. The Company adopted a plan of quiet review of possible mergers or product adoption; this plan was maintained until December 1997. Since that time the Company has been vigorously pursuing industries and other possible merger candidates.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

As the Company began to position itself for the pursuit of opportunities, it discovered that the maximum capital limit had been inadvertently reduced with the one for three reverse split on December 2, 1996. A majority of the stockholders held a meeting and approved the maximum capitalization of 50,000,000 shares of common stock. The Company also issued 16,452,731 Shares of Regulation 144 stock to its major creditors in exchange for $665,108 of the debts owed to them as part of a planned structuring plan to make the Company more attractive for possible merger opportunities.

On January 17, 1998, the Company authorized a 1 for 100 reverse stock split. This policy was activated on March 6, 1998, the authorized stock remained at 50,000,000 shares of common stock. On March 31, 1998, the Company issued 5,000,000 shares of regulation 144 stock to a related company creditor in exchange for $100,000 of accrued liability.

The Company plans to continue with its efforts to license or otherwise acquire products, technology or businesses compatible with its corporate strategies.

                            Employees

The Company has conducted its office administration and support services by means of service and management agreements with service and consulting companies. These agreements (other than the Chief Executive's management agreement) concluded on March 31, 1998 and were not renewed. The Company has issued only temporary service agreements pending the location of products or merger possibilities. On August 31, 1998, the Company entered into a public relations agreement with a company controlled by the Chief Executive Officer to provide investment public relations consulting for 36 months beginning September 1, 1998. No employees are subject to a collective bargaining agreement.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company has maintained its principal executive office in rented office facilities in Scottsdale Arizona as a portion of the Public Relations Agreement. All office activities including telephone, mail, and office services are provided under this Agreement. Management believes that this arrangement will be sufficient for the Company's operations for the current foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any litigation other than minor collection efforts and judgments that are being satisfied as funds are available.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As referred to in Item 1, the Company held a shareholders' meeting on January 20, 1998, at which a majority of the Company's outstanding shares were represented and authorized the board of directors to initiate a 1:100 reverse stock split effective January 20, 1998. This reverse changed the then current outstanding shares from 22,669,240 shares to 226,695 shares.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

                       Market Information

Trading activity with respect to the Company's common stock has been limited. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company has no control.

Prior to May 1, 1995, there was no public market for the Company's common stock. Since May 1, 1995, the National Quotation Bureau, Inc has quoted the Company's common stock in the National Daily Quotation Service ("Pink Sheets") published daily. The Company's trading symbol was changed from "BFTI" to "BFTK" in connection with the Company's December 2, 1996, reverse stock split; then again to "RIHI" with the name change referred to in
Item 1 and the 1:100 reverse stock split in January 1998. Quotations are now available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "RIHI".

                             Holders

The number of stockholders of record for the common stock of the Company at the close of business on January 29, 1999, was 8,426,675, including brokerage houses holding stock for an unknown number of stockholders. The Company estimates that there are approximately 700 beneficial owners of the Company's common stock.

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

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

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

The Company's management team has investigated and pursued a number of products and companies in an effort to fulfill the Company's strategies. Subsequent to this report the Company issued a letter of intent on January 25, 1999, to purchase WorldNet Gaming, Inc. and on June 2, 1999, this intent was canceled due to the fact that the Company could not agree on any material terms. The Company's management team plans to continue to aggressively pursue the acquisition of other products and technology through licensing and/or acquiring businesses with market ready products and/or development stage technology with market potential that is compatible with corporate strategies to become operational.

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

During the year ended December 31, 1998, the Company's development stage activities resulted in an increase in cash flow of approximately $289. This increase was primarily the result of the net operating loss of approximately $1,076,088 offset by noncash charges totaling approximately $500,000. Additionally the issue of Common Regulation 144 stock reduced the accrued liabilities of approximately $500,000. The Company's financing activities provided cash flow of approximately $5,000 from an issue of a note payable during the year ended December 31, 1998.

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

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Management's   discussion  and  analysis  should   be   read   in
conjunction with the financial statements and the notes hereto.

RESULTS OF OPERATIONS

 Results of the year ended December 31, 1998 compared with year ended 1997.

Net loss from operations increased 66% to ($1,076,088) for the year ended December 31, 1998 due mainly to a 14% decline in selling, general and administrative expenses of $94,994 from $675,557 in 1997 to $580,563 in 1998 and a provision for the realization of the media products receivable of $500,000. Revenues were $0 for the year compared to $1,624 in 1997. $637,500 or 95% of the administrative expense in 1997 was payable to an Officer of the Company. In 1998 over 50% of the administrative expense was payable to this same Officer. The Company relies upon its ability to raise capital by the sale of stock, to barter stock for required operating and promotional product and services, and to incur indebtedness to fund operations.

Losses per share declined from ($11.042) per share to ($.137) per fully diluted share in the current year. The improved earnings performance resulted primarily from the dilution effect of issuing 8,200,000 additional shares of stock, to an increase in interest income of $4,429, and to the decline in expenses as discussed above,

Note 2 of the financial statements and reports of the auditor and former auditor raise substantial doubt about the Company's ability to continue as a going concern. However, management continues to seek an operating company as a candidate for a merger. Management believes that such a merger is probable and will ultimately result in the Company achieving profitability.

                            Revenues:

Revenues were $0 for the year ended 1998 compared to $1,624 in 1997. Management is seeking a suitable operating company as a candidate for a merger. Management believes that such a merger is probable and will ultimately result in the Company achieving profitability. Management will continue plans to follow a 'growth by acquisition' strategy.

                   Operating Income / (Loss):

Operating loss (defined as income before interest expense and taxes) for the year ended December 31, 1998 increased 66% to ($1,076,088) for the year ended December 31, 1998 due mainly to a 14 % decline in selling, general and administrative expenses from $675,557 in 1997 to $580,563 in 1998 and a provision for realization of the media products receivable of $500,000. $637,500 or 95% of the administrative expense in 1997 was payable to an Officer of the Company. In 1998 over 50% of the administrative expense was payable to this same Officer.

                       Interest and Taxes:

No interest expense was incurred during the year or in 1997. The Company has a net operating loss carryover as of December 31, 1998 of approximately $1,526,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the net operating loss carryovers will expire between the years 2005 and 2013.

EARNING OUTLOOK

Management continues to seek an operating company as a candidate for a merger. Management believes that such a merger is probable and will ultimately result in the Company achieving profitability. Management plans to continue to follow a 'growth by acquisition' strategy.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES:

Since December 31, 1997, operating working capital (defined as receivables and inventories less accounts payable and accrued liabilities) decreased $576,088.

CHANGE IN OPERATING WORKING CAPITAL

                                    $289
Cash
                                    (43,436)
Trade receivables barter
                                    (500,000)
Receivables Media products
                                    175,000
Prepaid expenses
                                    47
Checks  outstanding in  excess  of
cash
                                    12,532
Accounts payable trade
                                    (215,520)
Payable to related parties
                                    (5,000)
Notes payable
                                    $(576,088)
Change    in   Operating   Working
Capital


Cash  increased $289 as a result of an increase of $5,000 in note
payable  and $100,000 proceeds from the issuance of stock.   Cash
used in operations was $104,711.

The Company fully provided for the possibility that the Media product receivable will not be realized. Media products receivables consists of radio production and air time to be used in advertising during 1999. Prepaid expenses consist of un-amortized consulting fees. Payable to related parties consisting of $40,919 in 1997 increased to $256,439 in 1998. The amount is due to an Officer of the Company who has provided a substantial part of the operating administrative expenses.

The  Company relies upon its ability to raise capital by the sale of  stock, to barter stock for required operating and promotional
product   and  services,  and  to  incur  indebtedness  to   fund
operations.

Management is seeking a suitable operating company as a candidate for a merger. Management believes that such a merger is probable and will ultimately result in the Company achieving profitability. Management will continue plans to follow a `growth by acquisition' strategy.

Note 2 of the financial statements and reports of the auditor and former auditor raise substantial doubt about the Company's ability to continue as a going concern.

PREPAREDNESS FOR CENTURY DATE CHANGE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer systems to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is an older generation and will be effected by the year 2000 problem. The Company has purchased a current generation system and new software, and will replace the existing system before December 31, 1999.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 26, 1999, the Company engaged Timothy L. Steers, Certified Public Accountant, LLC as its independent auditor for the fiscal year ended December 31, 1998 to replace the firm of J. Paul Kenote, CPA, P.C., who discontinued offering auditing services. The decision to change accountants was approved by the Board of Directors of the Company.

The reports of J. Paul Kenote, CPA, P.C. on the Company's financial statements for the fiscal years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements for the fiscal years ended December 31, 1997 and 1996 and the subsequent interim periods, there were no disagreements with J. Paul Kenote, CPA, P.C. on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures which, if not resolved to the satisfaction or J. Paul Kenote, CPA, P.C. would have caused J. Paul Kenote, CPA, P.C. to make reference of the matter in their report.

The prior fiscal year ended December 31, 1995 was audited and reported on by Arthur Andersen LLP and in the subsequent interim period ending March 15, 1996, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosures or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference to the matter in their report.

The  prior  two fiscal years, years ended December 31,  1994  and
1993 were audited and reported on by Smith & Company. The reports of Smith & Company on the Company's financial statements for the fiscal years ended December 31, 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for each of the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993 and in the subsequent interim periods, there were no disagreements with J. Paul Kenote, CPA, P.C.,
Arthur Andersen LLP, and Smith & Company on any matters of accounting principles or practices, financial statement disclosures or auditing scope and procedures which, if not resolved to the satisfaction of Smith & Company would have caused the prior auditors to make reference to the matter in their reports.

The Company has authorized its prior auditors to respond fully to any inquires from their successors.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

The  following  table sets forth the names and positions  of  the directors  and executive officers of the Company as of March  26,
1999.   A  summary of the background and experience  of  each  of
these individuals is set forth after the table.



        Name                     Position

Jan J. Olivier        President; Chief Executive Officer;
                      Director

Ray A. Triphahn       Secretary/Treasurer; Director

Dr. Claus G. J.       Director
Wagner-Bartak


JAN J. OLIVIER has been a Director and the President and Chief Executive Officer of the Company since April 1996 and has served as a business consultant to the Company since March 1995. Since 1989 and 1993, respectively, Mr. Olivier has owned Your Choice International, Inc., a marketing consulting company, and Cactus Consultants International, Inc., a financial consulting firm. From April 1983 until July 1987, Mr. Olivier was the President of Olivier Management Corp., a NASDAQ listed company that conducted international merchant banking activities and had offices in New York, Zurich, Miami and Seattle. Mr. Olivier has over 30 years of national and international business experience and has served on the boards of directors of several companies.

RAY A. TRIPHAHN has been a Director, a Vice President and Assistant Secretary of the Company since February 1995 and on June 15, 1998 resigned as Vice President and Assistant Secretary and assumed the responsibilities of Company Secretary/Treasurer. Mr. Triphahn is a retired businessman. Prior to his retirement, Mr. Triphahn held various offices with entities engaged in various aspects of the construction industry.

DR. CLAUS G.J. WAGNER-BARTAK has been a Director of the Company since September 28, 1998. Dr. Wagner-Bartak is listed in the Canadian Who's Who as an accomplished, internationally -recognized scientist and business executive. He currently holds positions with B.A. Technologies as Director and Chief Operating Officer (previously President and CEO), Energy Dynamics Inc. as President, and with Manco Information Technology, Inc. as Managing Director, and as Director with CasinoBuilders.com. In addition to multiple career executive positions in the business arena. Dr. Wagner-Bartak has received international recognition and acclaim for his scientific leadership. Personal achievement awards include the Engineering Medal of the Professional Engineering Association of Ontario, multiple awards from NASA including the hallmark Public Service Medal, and the prestigious Dauphin Award.

MANAGEMENT CONSULTANTS

The Company has retained ten individuals to assist it in the search for companies and or technologies that would be compatible with the Company's goals of becoming an operational company in the shortest possible time frame.

The Company has contracted with Cactus Consultants International, Inc. ("CCI") for the management services of Mr. Olivier as President, Chief Executive Officer and Manager of the Company. It has also contracted the public relation and investor relation activities with CCI.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to the persons who served in the capacity of president during the three most recently completed fiscal years. The Company did not have any executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the during the fiscal years from inception to year ended December 31, 1998, except for its president in 1996, 1997 and 1998.





   Name and Principal     Fiscal   Salary     Bonus     Other
        Position           Year                        Annual
                                                     Compensatio
                                                        n(1)

Jan J. Olivier,            1998  $198,000.00  $0.00  $0.00
President; Chief           1997  $198,000.00  $0.00  $0.00
Executive Officer;         1996  $132,000.00  $0.00  $0.00
Director (1) (2)

Clayton M. Hardman,        1995     $0.00     $0.00     $0.00
President; Chairman of
the Board (1)

Matthew M. Zuckermann,     1995     $0.00     $0.00     $0.00
President; Director (1)

Krista Castleton,          1995     $0.00     $0.00     $0.00
President; Director (1)    1994     $0.00     $0.00     $0.00
                           1993     $0.00     $0.00     $0.00


  1. Krista Castleton served as the President (The Chief Executive Officer of the Company) from its inception until her resignation in February 1995 in connection with the Company's acquisition of the licensing rights to the Mehica GP120 System. In February 1995, Matthew M. Zuckermann became the President of the Company and he resigned in December of 1995. Clayton M. Harman was appointed President and Chairman of the Board in December 1995. In April 1996, Mr. Hardman resigned as President and Chairman of the Board and Mr. Jan J. Olivier was appointed to the office of President, Chief Executive Officer and Director.
2. Compensation for being President and Chief Executive Officer by Mr. Jan J. Olivier was billed and paid to Cactus Consultants International, Inc.

Directors do not receive compensation for services on the Board of Directors.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth the beneficial ownership of shares of common stock of the Company on January 29, 1999 by each director and executive officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock.



       Name and Address           Number of Shares    Percent of
                                  Beneficially held   Ownership

Ray A. Triphahn                        205,708       2.4%
27426 Lakeview Drive
Sun Lakes, AZ 85248

Crystal Securities                     791,000           9.4%
PO Box N-8920
Nassau, Bahamas

Hawkshead Securities                   990,000          11.7%
PO Box N-4821
Nassau, Bahamas



Keswick Securities                     990,000          11.7%
PO Box N-4821
Nassau, Bahamas

Puffin Corp.                           990,000          11.7%
PO Box N-8862
Nassau, Bahamas

Ravensworth Securities Corp.           990,000          11.7%
PO Box N-8318
Nassau, Bahamas

Cactus Consultants                     160,604           1.9%
International, Inc.
8360 East Via de Ventura, Bldg
L-200
Scottsdale, AZ 85258

All directors and executive            366,312           4.3%
officers as a group


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cactus Consulting International, Inc. ("CCI") provided substantially all of the Company's corporate management and administrative services during the years ended December 31, 1998, 1997, 1996 and 1995, for which the Company paid to CCI $342,820; $497,388; $404,395 and $211,561, respectively. The Company paid CCI 5,000,000; 108,460 (10,846,000 before reverse split) and
2,000 (200,000 before reverse split) shares of Common Stock for settlement of $100,000; $390,848 and $120,000 in accumulated payables during 1998, 1997 and 1996, respectively. The payments represent payment for services rendered and expenses advanced by CCI. The Company owed an additional $256,439; $40,919; $27,090 and $134,297 on December 31, 1998, 1997, 1996 and 1995,
respectively, for services and or expenses advanced by CCI for the Company. The Company's President, Jan J. Olivier, owns CCI.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

     (a)  EXHIBITS

          27 - Financial Data Schedule

     (b) The following financial statements are filed as part of this report as pages b-1 through b-14 following the signature page:

          Report of Independent Certified Public Accountants

          Balance Sheets

          Statements of Operations

          Statements of Changes in Stockholders' Equity

          Statements of Cash Flows

          Notes to Financial Statements

                 CONSENT OF INDEPENDENT AUDITOR

I consent to the incorporation by reference in this Annual Report on Form 10-KSB of Ranes International Holdings, Inc. of my report dated May 6, 1999, included in the 1998 Annual Report to the Shareholders of Ranes International Holdings, Inc.

                                /s/ Timothy L. Steers, CPA, LLC
                                TIMOTHY L. STEERS
                                CERTIFIED PUBLIC ACCOUNTANT, LLC

Portland, Oregon
May 6, 1999

                  REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
Ranes International Holdings, Inc.
(formerly Bio-Fluorescent Technologies, Inc.)

I have audited the accompanying balance sheet of Ranes International Holdings, Inc. (A Development Stage Enterprise) as of December 31, 1998, and the related statements of operations, changes in net capital deficiency, and cash flows, for the year then ended and for the cumulative period from February 15, 1990 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Ranes International Holdings, Inc. (A Development Stage Enterprise) as of December 31, 1997 and for the year then ended and for the period from February 15, 1990 (inception) through December 31, 1997, were audited by another auditor whose report, dated February 15, 1998 expressed an unqualified opinion on those statements; but included an emphasis paragraph on the Company's ability to continue as a going concern.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the 1998 financial statements referred to above present fairly in all material respects, the financial position of Ranes International Holdings, Inc. (A Development Stage Enterprise) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended and for the cumulative period from February 15, 1990 (inception) through December 31, 1998 in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses from operating activities and has relied on the issuance of its common stock for working capital. These factors, and others, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.



May 6, 1999

RANES INTERNATIONAL HOLDINGS, INC.
(formerly Bio-Flourescent Technologies, Inc.)

                (A Development Stage Enterprise)

                         BALANCE SHEETS



                                          December 31,      December 31,
                                              1998              1997
                ASSETS
CURRENT ASSETS:
Cash                                     289               0
Trade exchange receive - barter          0                 43,436
Media products and services receivable   0                 500,000
Prepaid expenses                         175,000           0
Net deferred income taxes
                                        175,289           543,436
LIABILITIES AND NET CAPITAL DEFICIENCY
CURRENT LIABILITIES;
Checks oustanding in excess of cash in   0                 47
bank
Accounts payable - Trade                 56,593            69,125
Payable to related parties               256,439           40,919
Notes payable                            5,000             0
                                        318,032           110,091
CONTINGENCY
Net capital deficiency:
Common stock, $0.001 par value,          8,427             227
authorized 50,000,000 shares, issued
and outstanding 8,5426,647 shares in
(1998) (226,696 shares in 1997)
Additional paid-in Capital               4,340,705         3,848,905
Deficit accumulated during the           (4,491,875)       (3,415,787)
development stage
Net capital defiency                     (142,743)         433,345
                                        175,289           543,436

               RANES INTERNATIONAL HOLDINGS, INC.
          (formerly Bio-Flourescent Technologies, Inc.)
                (A Development Stage Enterprise)

                     STATEMENT OF OPERATIONS



                          1998              1997           Cumulative
                                                        activity during
                                                          development
                                                         stage February
                                                            15, 1990
                                                          (inception)
                                                        through December
                                                            31, 1998
Sales               0                 1,624             1,624
Selling, general,   1,080,563         676,557           4,498,127
and administrative
expenses
Loss from           (1,080,563)       (674,933)         (4,496,503)
operations
Interest income,    4,475             46                4,628
net
Loss before         (1,076,088)       (674,887)         (4,491,875)
benefit for income
taxes
Benefit for income  0                 0                 0
taxes
Net Loss            (1,076,088)       (674,887)         (4,491,875)
Loss per common     (.137)            (11.042)          (5.221)
share

                RANES INTERNATIONAL HOLDING, INC.
          (formerly Bio-Flourescent Technologies, Inc.)
                (A Development Stage Enterprise)

         STATEMENTS OF CHANGES IN NET CAPITAL DEFICIENCY
             Years Ended December 31, 1998 and 1997



                        Common Shares     Stock Amount     Common Stock to  Additional paid-
                                                              be issued         in excess
Balance at January 1, 5,645,711         5,646             9          3,178,37
1997                                                                 0
Effect of 1-for-100   (5,583,917)       (5,584)           (9)               5,593
shares reverse stock
split
Shares issued
Shares issued for     375                                                   50,000
cash at $133 per
share
Shares issued in      164,527           165                                 614,942
exchange for
indebtedness
Net loss
Balance at December   226,696           227                                 3,848,905
31, 1997
Shares issued in      5,000,000         5,000                               95,000
exchange for
indebtedness
Shares issued in      3,000,000         3,000                               297,000
exchange for services
rendered and to be
rendered
Shares issued for     200,000           200                                 99,800
cash at $.50 per
share
Net loss
Balance at December   8,426,696         8,427                               4,340,705
31, 1998

                RANES INTERNATIONAL HOLDING, INC.
          (formerly Bio-Flourescent Technologies, Inc.)
                (A Development Stage Enterprise)

         STATEMENTS OF CHANGES IN NET CAPITAL DEFICIENCY
       Years Ended December 31, 1998 and 1997 (continued)



                         Common Stock        Deficit         Net Capital
                         Subscription      Accumulated        Deficiency
                          Receivable        During the
                                           Development
                                              Stage
Balance at January 1,  (128,000)         (2,740,900)       315,125
1997
Effect of 1-for-100
shares reverse stock
split
Shares issued          128,000                             128,000
Shares issued for                                          50,000
cash at $133 per
share
Shares issued in                                           615,107
exchange for
indebtedness
Net loss                                 (674,887)         (674,887)
Balance at December                      (3,415,787)       433,345
31, 1997
Shares issued in                                           100,000
exchange for
indebtedness
Shares issued in                                           300,000
exchange for services
rendered and to be
rendered
Shares issued for                                          100,000
cash at $.50 per
share
Net loss                                 (1,076,088)       (1,076,088)
Balance at December                      (4,491,875)       (142,743)
31, 1998

                RANES INTERNATIONAL HOLDING, INC.
          (formerly Bio-Flourescent Technologies, Inc.)
                (A Development Stage Enterprise)

                     STATEMENT OF CASH FLOWS



                                      1998              1997           Cumulative
                                                                     activity during
                                                                       development
                                                                     stage February
                                                                        15, 1990
                                                                       (inception)
                                                                    through December
                                                                        31, 1998
Cash flows from operating
activities:
Net Loss                         (1,076,088)       (674,887)         (4,491,875)
Adjustment to Reconcile net loss
to cash provided by operating
activities:
Provision for losses on Media    500,000                             500,000
receivable
Provision for loss on artwork                                        400,000
Provision for loss on labor                        55,000            55,000
contact
Amortization                                                         136,000
Common stock issued in exchange  400,000           615,107           2,121,355
for services
Deferred income taxes            (195,699)         (260,641)         (1,526,000)
Valuation allowance for deferred 195,699           260,641           1,526,000
income taxes
Changes in operating assets and
liabilities:
Trade exchange receivable -      43,436
barter
Prepaid expenses                                   6,331
Checks oustanding in excess of   (47)              47
cash in bank
Accounts payable                 27,988            (57,925)          (154,968)
                                 (104,711)         (56,327)          (1,434,488)
Cash Flows from Financing
Activities:
Proceeds from note payable       5,000                               5,000
Proceeds from issuance of common 100,000           50,000            1,429,777
stock
                                289               (6,327)           289
Cash, Beginning of period                         6,327
Cash, end of period             289                                 289

                RANES INTERNATIONAL HOLDING, INC.
          (formerly Bio-Flourescent Technologies, Inc.)
                (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998

1.   Operations and summary fo significant accounting policies

     Operations: Ranes International Holdings, Inc. (the "Company") was incorporated under the laws of the state of Nevada on February 15, 1990 as Partisan Corporation. On
     March 10, 1995, the Company's name was changed to Bio-Flourescent Technologies, Inc. then to Ranes International Holdings, Inc. on March 10, 1998.

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

     Cash and cash equivalents: The company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Supplemental disclosure of non-cash transactions were as follows for the years ended December 31:





                                    1998              1997
     Issuance of common stock in    $100,000
     exchange for indebtedness
     Issuance of common stock in    $300,000
     exchange for services
     Issuance of common stock in                      $615,107
     exchange for indebtedness

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

     Income taxes (continued): Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

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

     Recently Issued Accounting Pronouncements:

     Accounting   for   Derivative   Instruments   and    Hedging
     Activities: In June 1998, SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities" was issued. The Statement requires that all derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies depending on the nature of the exposure that is being hedged, and the standard defines three hedge risks: change in fair value, change in cash flows and change in foreign currency.

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

     A foreign-currency hedge can be a fair-value hedge or a cash-flow hedge of the foreign currency exposure, therefore it follows the same principles as those that apply to the accounting for non-foreign hedges with some particularities defined in the statement.

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

     Fixed stock option plan: Under the 1996 Incentive Stock Option Plan, the Company may grant options to its employees, directors, consultants and advisors for up to 8,667 shares of its $0.001 par value common stock. The exercise price for stock granted pursuant to a tax-qualified option plan is to be greater than or equal to the market price of the Company's stock on the date of grant. The exercise price of stock granted pursuant to a non-qualified stock option plan is to be greater than or equal to 85% of the market price of the Company's common stock on the date of grant. The maximum term for an option is ten years. Options are granted at the discretion of the Board of Directors. No options were granted during the year ended December 31, 1998 or 1997.

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

     A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997 and changes during the years then ended are presented below:



                 Shares            Weighted average
                                   exercise price
                 6,634             $ 165
Outstanding at
January 1, 1997
Granted
Exercised
Forfeited         (167)             $ 450
Expired
                 6,467             $ 156
Outstanding at
December 31,
1997
Granted
Exercised
Forfeited
Expired           (1,967)           $(159)
                 4,500             $ 154
Outstanding at
December 31,
1998














     The following table summarized information about stock options outstanding at December 31, 1998:



Option grant      Exercise price    Options           Weighted average  Options           Aggregate
date                                outstanding       remaining         exercisable       proceeds
                                    12/31/98          contractual life  12/31/98          12/31/98
8/29/96           $134              3,000             2.67 years        3,000      $402,00
                                                                                   0
8/29/96           $180              1,333             2.67 years        1,333             239,940
8/29/96           $375              167               32.33years        167               51,375
                                    4,500                               4,500             $693,315

6.   Income taxes

     The benefit for income taxes consisted of the following:



                        1998           1997            Cumulative
                                                       activity
                                                       during
                                                       development
                                                       stage February
                                                       15, 1990
                                                       (inception)
                                                       through
                                                       December 31,
                                                       1998
     Federal:

    Currently payable
    Deferred            (195,699)      (260,641)       (1,526,000)
                        (195,699)      (260,641)       (1,526,000)
    Change in valuation 195,699        260,641         (1,526,000)
     allowance

     Deferred income taxes consisted of the following at December
     31:



                                    1998              1997
     Deferred tax assets - net      $1,526,000        $1,330,30
     operating loss carryovers                        1
     Valuation allowance            (1,526,000)       (1,330,301)
     Net deferred income taxes

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

7.   Legal proceedings

     The Company had secured worldwide rights to manufacture, market and sell the Mehica GP 120 ("Mehica") System in February 1995. On July 19, 1996, the Company filed a complaint in the United States District Court for the District of Maryland against the licensor, and others, seeking declaratory relief, damages and other relief in respect to certain agreements relating to the rights to a proprietary automated system for detection of the HIV virus and for use in mass screening of individuals, the Packaged Antigen Kit and the Mehica.

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

9.   Related party transactions

     On August 31, 1998, the Company entered into a three year agreement with a company owned by an Officer of the Company for public relation services. Under the terms of the agreement, the Company is obligated to pay this public relations company $15,000 per month, plus certain other costs. The agreement contains renewal provisions.

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



                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 3, 1999  RANES INTERNATIONAL HOLDING, INC.
                                    (Registrant)

                         By:  /s/  Jan J. Olivier
                            Jan J. Olivier, President/Director

                         By:  /s/  Wynn J. Bott
                            Wynn J. Bott, Controller