Form 10KSB
period 1999-12-31
WHATSFORFREE TECHNOLOGIES INC
filed 2000-03-27
CIK 881460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                   For The fiscal year ended December 31, 1999
                         Commission File Number 0-19693

                         WHATSFORFREE TECHNOLOGIES, INC.
                   FORMERLY RANES INTERNATIONAL HOLDING, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                                  87-0485320
         ---------                                                ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

          7430 East Butherus Drive, Suite #B, Scottsdale, Arizona 85260
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (480) 443-1111

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X   Yes   ____ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year. None.
                                                         ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of such common equity, as of a specified date within 60 days prior to the date of filing.

Based on the average of the high and low bid and ask prices for the Registrant's shares of common stock of $9.469 on March 17, 2000, such market value is calculated net of 7,736,625 affiliate shares (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) which equals $90,903,034. There is only one class of common stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 17, 2000, there were 17,336,692 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE (5) YEARS:

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No.

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13. Exhibits and Reports on Form 8-K in Part III

TABLE OF CONTENTS

PART I
ITEM 1            DESCRIPTION OF BUSINESS

ITEM 2.           DESCRIPTION OF PROPERTIES

ITEM 3.           LEGAL PROCEEDINGS

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

PART III
ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.          EXECUTIVE COMPENSATION

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I
ITEM 1.  DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT:

WhatsForFree Technologies, Inc. (formerly Ranes International Holding, Inc.) ("the Company" or "we") is a development stage company that was incorporated under the laws of the state of Nevada on February 15, 1990, as Partisan Corporation.

     1. On March 10, 1995, the Company's name was changed to Bio Fluorescent Technologies, Inc. as it targeted the medical and health care industry.
     2. On March 6, 1998, the Company again changed its corporate name to Ranes International Holding, Inc. and the Company broadened its search for an industry to become a participant.
     3. On December 28, 1999, the Company changed its corporate name to WhatsForFree Technologies, Inc. ("WFFT") and is a marketing and branding company focused on "free" products and services arena.
The Company was inactive through February 1995; prior to such time, there was no activity other than that of capitalization efforts through the transfer of shares of common stock in private placements.

The Company's initial business plan was based on developing, licensing or otherwise acquiring state-of-the-art advanced diagnostic testing and screening technology and equipment capable of early detection of human immune system disorders such as HIV-1, HIV-2 and Hepatitis B. From February 1995 to July 1996, the Company supported, through a license agreement, a development stage diagnostic technology, which was settled September 25, 1997, with prejudice, to the Company's favor. The development project costs have been written off.

In May 1996, we reorganized our management team and revised the Company's business plan to include expansion of the Company's core market and technology application by exploring the possibility of acquiring other technologies, products or businesses compatible with the Company's goal to become operational in the shortest period possible.

Up until December 1999, the Company had been vigorously pursuing industries and other possible merger candidates. The Company has aligned itself with several important corporate strategic partners to implement its business model, and has attracted management and advisory teams consistent with it's business plan.

On January 17, 1998, the Company authorized a 1 for 100 reverse stock split effective March 6, 1998. The authorized stock remained at 50,000,000 shares of common stock. Unless otherwise indicated, the number of shares referred to in this filing, have been restated to reflect the reverse stock split. On February 4, 1998, the Company issued 5,000,000 shares of common stock to a related company creditor in exchange for $100,000 of accrued liability. In addition, the Company issued 3,000,000 shares of common stock in exchange for services, and 200,000 shares of common stock for cash at $.50 a share. During 1999, the Company issued 300,000 shares of common stock and warrants, in exchange for services valued at $100,500. The warrants were exercisable at $4.00 per share for two years beginning February 1, 1999. All issuances were made in accordance with exemptions from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.


CURRENT BUSINESS OF ISSUER:

During 1999, the Company continued concentrating its efforts on becoming operational by licensing or otherwise acquiring technologically advanced state-of-the-art products. We explored the possibility of acquiring other technologies, products or businesses compatible with our goal to become operational in the shortest period possible.


PRINCIPAL PRODUCT/SERVICE

WhatsForFree Technologies, Inc., is an Internet-based marketing and branding company whose mission is to provide corporations, partnerships and organizations with a new and innovative pathway for promotion of their products and services.

This pathway helps organizations enhance their marketing efforts and reach consumers with the following goals:

     o    increased awareness of their brands,
     o    improved performance of their promotional activities,
     o    creation of numerous cross-promotional opportunities and strategies.

Through the Company's Internet site which is currently being created, organizations that grant consumers and businesses access to the available free products and services are able to more effectively and efficiently target specific communities in a focused and timely manner. In turn, they have the opportunity to create excitement about and interest in their products and services at both the national and regional levels.


SERVICE

WFFT has designed its website to be the central gateway/portal for those wishing to access free products and services available in the Company's markets. WFFT has created a user-friendly opening web page designed to quickly target the interest of the consumer.

The Company will offer ancillary services related to the value of the information gathered on consumer preferences and demographics. In addition to the free products and services the Company offers, we will sell advertising services, develop and operate related websites, package, market and sell commercialization services to other web entrepreneurs, and more.


REVENUE

The Company expects to generate revenue in a number of areas including:

     o    Sale of Banner Advertising on the Website
     o    E-Commerce revenues from other than free products and services
     o    Support of Charitable and Related Not-For-Profit Activities
     o    Marketing and advertising fees from affiliates


COMPETITION

There are a number of active "free" Websites. These include other public companies that have been in business for a number of years and that are well positioned and well capitalized. There are few barriers to entry by other new competitors.

The Company has focused on what they believe to be their closest competitors, as follows:

FreeShop.com (NASDAQ symbol "FSHP") is an Internet leader in direct marketing services. At FreeShop, consumers can discover and try new products by choosing from a broad selection of free and trial offers organized according to interest categories. Unlike traditional direct marketing environments in which marketers communicate to massive groups in search of new customers, FreeShop delivers the targeted customers that merchant's desire. Consumers seek out products of interest through specific selection, in essence, initiating a relationship with that marketer.

General Information - FreeShop started in December 1994 as The Free Offer Store. The Free Offer Store provided an interactive, risk-free environment connecting marketers with self-selected prospects. FreeShop launched in 1995. A new generation of motivated online shoppers emerged, turning to FreeShop for specific information that matched their interests. To date, FreeShop has generated over six million transactions for hundreds of nationally recognized advertisers, launching a concept that empowers the consumer.

FreeShop could be considered one of the top sites for free and trial offers. With over 500,000 transactions per month and over three million visits per month, they are ranked among the top 500 sites for visitors by Media Matrix. FreeShop offers eighteen main categories with six additional categories with links to other sites. FreeShop also offers a Newsletter twice weekly and sent to over 1.5 million members with news on their promotions.

FreeShop has established promotional relationships with other websites such as Snap, Go2Net, and Lycos. In addition, they created an Associate Program which encourages website owners to create a link to FreeShop on their site. Associates earn $.05/click and 30-50 percent of the fees generated from orders placed through the link. Free Shop FreeShop helps allies profit from and incorporate the concept of free into their websites. Allies include FreeShop in their site and vice versa. In addition, FreeShop has a variety of alliance methods with major players such as MSNBC, PC World, Snap, Key Bank, and MSN among others.

FreeShop Revenues
     o Banner Advertising - Advertisers can place banners on the site. Locations are across the top, along the sides and on individual pages.
     o Sponsors - Similar to advertising, sponsors can pay for banner like spots on the site, which has a built in link to their site/product/service.
     o Lead Generation Fees - FreeShop charges a fee when consumers order an offer through the FreeShop site.

FreeShop Strengths
     o Categories - Organized and cover a wide variety of topics, products and services. Prominently listed next to the category is the number of offers that is updated daily.
     o Offers - FreeShop has over 1,000 offers available at any given time. There are also specialty offers such as the Top Ten List, New Offers and Seasonal Offers that help the site to remain fresh and interesting to new, occasional and heavy users.
     o Strategic Alliances - FreeShop has allied itself with a number of highly visible websites and companies, which allows FreeShop to leverage their brand awareness in its favor.
     o Site Design - The site is easily navigated and provides options to visit all other locations on the site.
     o Email Newsletter- The newsletter is a great way to inform users of new and updated offerings and remind them that the site still provides great free products and services. The trivia contest also provides an additional free promotion.

Other Competitors:
Other players in the industry who are of consequence are as follows:

     o BeFree.com (BFRE - NASDAQ) - BeFree considers itself a performance marketing website where affiliates can develop their own sales channels through affiliate and email marketing programs. BeFree offers complimentary sites that provide the tools and advice to effectively develop a comprehensive affiliate marketing strategy through BeFree. BeFree claims to have developed 1.1 billion promotions with its affiliates in Q3, 1999. They also claim to develop six times as many click-throughs to its affiliates than the nearest competitor, and currently they have 2.9 million active affiliates.

     o Free.com - Free is also an Internet direct marketer. The business model and site design appear to be very similar to FreeShop. Free.com does have a search engine (the other two do not), which helps direct users to targeted offers. They publish a periodic newsletter that makes members aware of the latest happenings. The site has 5,900 links and the counter reads five million-plus visits.

The key to consumer visits to our site may be the thousands of free samples that are available to the consumer. There can be no assurance that we will create a demand for consumers to visit the site nor can investors be assured that such visits to the site will generate enough revenue to sustain a profitable business.

MARKETING

The Company has adopted a traditional multi-tiered "demand pull" marketing strategy. Each segment of the Company's markets requires a highly targeted approach to that segment's needs. Free samples have been used for many years to introduce consumers to products. Beginning with bulk consumer products, the move has recently included the very successful positioning of AOL through give-away of its software first on floppy discs, then on CD ROM.

The Company will seek to attract important corporate strategic partners to operate its regional units.

We believe that the potential for growth of the Internet in all of North America exceeds current estimates for the potential global market. The Company continues to search for potential providers of free products and services. By capturing a significant portion of the "free" market segment of the Internet, we believe we can create rapid value growth for the Company.

The Company's Sales Unit will focus on satisfying the demand crystallized by the marketing efforts of the Company.

MARKETING - CHARITABLE AND NOT-FOR-PROFIT

WFFT offers a unique integration of corporate and non-profit donations to their affiliates' incentive programs. Through marketing strategies, WFFT can channel proceeds in many forms and act as the donation facilitator to local and national charities. WFFT enhances the ability of donors to closely tie their charitable giving to the targeted communities from which they draw their workers and customers.

WFFT intends to obtain the support of these charitable groups through tasteful, targeted and measurable efforts. These efforts will lead participants in WFFT's charitable giving activities to a market/brand identity, to a more effective delivery of benefits to the needy, and to an increased consumer/charitable giver loyalty.

DEPENDENCE ON OUTSIDE RESOURCES

The Company's success could be affected by non-performance of third party resources. It will seek to manage this risk by minute attention to detail, and milestone driven critical path management of its service contracts.


INTELLECTUAL PROPERTIES - LICENSES

In December 1999, the Company purchased from a Canadian group, the "right to use" the license agreement in the states of Arizona, California and the Province of British Columbia for WhatsForFree.com and all other related links, websites, the uniform resource locators and all of the computer software which comprises the foregoing, in exchange for 1,200,000 shares of common stock valued at the closing price of $0.564 or $676,800, (see "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in Part II, Item 7). In January 2000, the Company purchased the licensing agreement plus all remaining license rights for Whats4Free.com for an additional 2,000,000 shares of common stock. Use of the license gives the right to use the property for commercial purposes including the distinguishing marks for and in connection with providing advertising services on the websites and providing search services and links to other websites directly to the public. All stock issued in exchange for this license is restricted pursuant to rules promulgated under the Securities Act of 1933.

We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We have filed for the registration for the trademark WhatsForFree in the United States.

The Company has purchased the following domain names which is in the process of being transferred into the Company's name:

     o    Whats4Free.com                   o    WhatsForFree.com
     o    Whats4Free.net                   o    WhatsForFree.net
     o    Whts4Free.org                    o    WhatsForFree.org

The Company is negotiating and intends to contract with a related company for additional domain names.

Domain names are generally regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire Whats4Free and WhatsForFree top level domain names in all of the countries in which we may desire to conduct business in the future. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. It is likely there are online companies in other countries using domain names that potentially infringe on our trademarks.

The Company may be required to obtain additional approvals to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms or at all. In addition, there is no guaranty that rights granted by any licenses will be valid and enforceable.

LETTER OF INTENT
During the first quarter 2000, the Company entered into a letter of intent with a financial service company, NOW Check Cashing, Inc. ("NCCI") of Atlanta, Georgia. The Company will pay an as-yet undetermined amount in exchange for cash plus 500,000 shares of common stock. A binding agreement will be subject to completion of an independent audit in which NCCI must meet certain financial requirements acceptable to the Board of Directors, prior the acquisition becoming finalized. It is expected the audit will be completed by April 2000. NCCI is a financial services company that presently offers a limited range of financial services to over 10,000 customers in the Metropolitan Atlanta area. NCCI is licensed by the State of Georgia Banking Commission, operates two centers in Atlanta, and handles over $30 million in gross deposits per year.

This acquisition is expected to increase WFFT's exposure to its target markets, which includes the Hispanic communities within major U.S. Centers. NCCI will offer a wide range of traditional banking services including check cashing, wire transfers (in co-operation with Western Union), secured credit cards and money orders (in co-operation with Travelers Co.). With the addition of NCCI to WFFT's Internet Technology, Bi-lingual, multi-cultural Internet services will be offered to NCCI clients in existing and future facilities and on-line via the Internet.

The Company continues to further pursue and evaluate other possible acquisitions of other related technologies at this time.

RISK

DEVELOPMENT STAGE INTERNET COMPANY
The Company has the inherent risks related to development stage and Internet based companies. During 2000, management feels it has assembled a management team with the skills specific to the management of early stage, rapid growth companies. The Company also bears the risks particularly associated with "rapid growth" start-ups and with the Internet. The Company has a limited operating history and may face difficulties encountered by early stage companies in Internet-related Businesses as well the difficulties of ascertaining the affects of seasonality, if any. The Company is in a market whose growth is being fueled by a completely new economic paradigm. The world is going through a shift from an Industrial Society to an Information Society. Such paradigm shifts create massive dislocation and uncertainty. Although we believe the Company will weather this shift because of its ability to alter its focus and efforts to deal with the affecting markets, there can be no assurances.

LIMITED HISTORY
The Company is faced with the following risks include uncertainties about our ability to:
     o    attract a larger number of consumers to our website;
     o    sign up new clients and add new and compelling content to our website;
     o    manage our expanding operations;
     o    adapt to potential decreases in online advertising rates;
     o    successfully introduce new products and services;
     o continue to develop and upgrade our technology and minimize technical difficulties and system downtime;
     o    create and maintain the loyalty of our customers and clients;
     o maintain our current, and develop new, strategic relationships and alliances; and
     o    attract, retain and motivate qualified personnel.

Any serious or repeated problems with the performance of our website could lead to the dissatisfaction of consumers or our marketer clients. The amount of traffic anticipated to hit our website, is expected to increase over time. The systems that support our website must be able to accommodate an increased volume of traffic. The website may experience slow response times and other systems problems for a variety of reasons. If we do not effectively address any capacity constraints or system failures, our business could be adversely affected.

We have not achieved profitability and expect to continue to incur operating losses for the near future. We incurred net losses of $1,686,496 and $1,076,088 for the year ended December 31, 1999 and 1998 respectively. As of December 31, 1999, our accumulated deficit was $6,178,371. During 2000, we increased our operating expenses and capital expenditures in order to accelerate our growth. We expect further increases in operating and capital expenditures.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

MANAGING GROWTH
The Company may not be successful in managing their growth. To be successful, the Company must continue to expand the size and scope of our business while retaining the ability to react quickly to the requirements of our marketer clients. We must also implement new technologies and respond to initiatives by new and existing competitors. The attractiveness of our website to consumers will be based in part on our ability to provide a broad variety of high quality offers. A number of other websites give consumers access to similar offers. We face competition from these websites as well as a variety of other online and offline competitors. If we are unsuccessful in acquiring and renewing a continuing array of free, trial and promotional offers for our website, traffic on our site will likely decrease. As a result, our website will become less attractive to marketers and our ability to generate revenue from marketer clients will be adversely affected.

MANAGEMENT TEAM
The Company has attempted to increase its ability to manage growth by assembling a strong management team. While the Company has no operating history, and this management group has not worked with each other before as a single unit, we believe the credentials of the management team demonstrates sufficient expertise to positively skew its opportunities for success. We have grown from zero employees on December 31, 1999 to 11 in March 2000. We have hired numerous leased employees, and anticipate hiring many more leased employees, which may grow the Company to over 100 workers by the end of 2000. We have recently hired key management personnel and will face a challenge integrating them and other employees into our existing operations. In addition, we plan to continue to expand our sales, and marketing, customer support and research and development departments. Future growth will place a significant strain on our management systems and resources. Furthermore, we expect we will need to continue to improve our financial and managerial controls and our reporting systems and procedures. These changes in systems and controls may prove to be ineffective or inadequate.

PUBLICLY TRADING
The Company is a fully reporting publicly traded Nevada Corporation. It is subject to the regulatory risks on any public company. The Company will conduct itself in accordance with all of the regulatory requirements imposed on it, subject to the advice of counsel.

OUTSIDE RESOURCES
The Company is dependent on outside funding from the private equity capital market, and it depends on continuing support of the small capitalization equity market. Any reduction in the level of equity funding for new companies can adversely affect the company's valuation, increasing dilution for each stage of development funding, and/or making such funding unavailable. While we can give no assurances, the Company believes the support for Internet related funding would continue through its development and maturation phases. There can be no assurance that the Company will not become subject to the risks associated with a business on the Internet, including, but not limited to, regulatory controls imposed by governments, and other restrictions applied to businesses on the internet, regulatory and economic developments, of which could have an adverse effect on the Company's operating results.

COMPETITION
The Company may be unable to compete successfully with current or future competitors. We face intense competition from many companies in a number of categories, both offline and online, to provide marketing and advertising services for marketer clients. We expect competition from online competitors to increase significantly because there are no substantial barriers to entry in our industry. Increased competition could result in price reductions for online advertising space and marketing services, reduced gross margins and loss of our market share.

Many of our existing competitors (see "COMPETITORS" above), as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than WFFT. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients.

Online marketing is a rapidly developing concept, and new types of products and services may emerge that are more attractive to consumers and marketers than the types of services we offer. As a result, it is possible that new competitors will emerge and rapidly acquire significant market share.

LITIGATION
While we have, and will continue to take all steps to protect our intellectual property rights, we cannot assure that our efforts to prevent misappropriation or infringement of our intellectual property will be successful. These steps may include costly litigation. An adverse determination in any litigation of this type could require significant changes to the structure and operation of our online services and features or to license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming and may not be successful. Any intellectual property litigation would likely result in substantial costs and diversion of resources and management attention.

Our success largely depends on our trademark (the Company applied for their trademark in January 2000) and internally developed technologies, which we seek to protect through a combination of trademark, copyright and trade secret laws. Despite actions we have taken to protect our intellectual property rights, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. We may be unable to maintain the value of our intellectual property rights in the future.

As of December 1999, we hold the Internet domain name "whats4free.com". Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire additional top-level domain names in all of the countries in which we may desire to conduct business in the future. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that infringe upon or otherwise decrease the value of our trademark applied for and other intellectual property rights. We believe there are online companies in other countries using domain names that potentially infringe on our trademarks. We may be unable to prevent them from using these domain names and this use may decrease the value of our trademark.

We may need to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms if at all. Rights granted pursuant to any licenses may not be valid and enforceable.

LITIGATION FOR INFORMATION DISPLAYED ON WEBSITE
The Company intends to monitor the content of the website. Despite these efforts, we may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials on our website. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our website through links to other websites. Any litigation would likely result in substantial costs and diversion of resources and management attention.

LITIGATION  - SECURITY AND PRIVACY BREACHES
We could be subject to litigation and liability if third parties were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and other states and federal agencies have been investigating various Internet companies regarding their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies.

The need to transmit confidential information securely has been a significant barrier to electronic commerce and communications over the Internet. Any compromise of security could deter people from using the Internet in general, or, specifically, from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Many marketers seek to market their products and services on our website because they want to encourage people to use the Internet to purchase their goods or services. Internet security concerns could frustrate these efforts. In addition, the Company's relationships with consumers may be adversely affected if the security measures we use to protect their personal information are ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information.

Furthermore, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could lose marketing clients and visitors to our website.

ON-LINE MARKETING
The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect. We expect to derive almost all of our revenues from contracts with marketer clients under which we provide online marketing services through our website and email. The Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Marketers that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. Many marketers have limited or no experience using the Internet as a marketing medium. In addition, marketers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to online marketing. Those companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods.

We do not know if accepted industry standards for measuring the effectiveness of online marketing will develop. An absence of accepted standards for measuring effectiveness could discourage companies from committing significant resources to online marketing. There are a variety of pricing models for marketing on the Internet. We cannot predict which, if any, will emerge as the industry standard. Absence of such a standard makes it difficult to project our future pricing and revenues.

Email marketing is also vulnerable to potential negative public perception associated with unsolicited email, known as "spam." Although we do not send unsolicited email, public perception, press reports or governmental action related to spam could reduce the overall demand for email marketing in general.

Online marketing is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. We may incur substantial costs to modify our services or infrastructure to adapt to these changes and to maintain and improve the performance, features and reliability of our services. We may be unable to successfully develop new services on a timely basis or achieve and maintain market acceptance.

GOVERNMENT REGULATIONS
We are not currently subject to direct federal, state or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for all products and services. It is possible laws and regulations may be proposed or adopted with respect to the Internet covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services.

In addition, we are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. It is possible that future applications of these laws to our business could reduce demand for our service, increase the cost of doing business because of litigation costs, or increased service delivery costs.

Because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each state or foreign country. We are qualified to do business only in Arizona. Our failure to qualify in other jurisdictions when we are required to do so could subject us to taxes and penalties and could restrict our ability to enforce contracts in those jurisdictions.

MILLENNIUM YEAR 2000
In January 2000, the Company purchased new computers along with a new software programs and a new network system. The Company keeps current with all updates and revisions with respect to all software used by the Company. It is anticipated that all other software updates the Company uses reflect the required revisions to accommodate transactions in the year 2000 and thereafter. We do not anticipate any problem in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at our facilities in Scottsdale, Arizona.

EMPLOYEES
The Company has conducted its office administration and support services by means of agreements with service and consulting companies. These agreements (other than the Chief Executive's management agreement) completed their contracts on March 31, 1998. The Company did not renew any of these contracts. We have issued only temporary service agreements pending the location of products or merger possibilities. On August 31, 1998, the Company issued a public relations agreement with a company controlled by the Chief Executive Officer to provide investment public relations consulting for 36 months beginning September 1, 1998. As of December 31, 1999, the Company had no employees. During the first quarter 2000, the Company began hiring employees. It is anticipated that the Company will have in excess of 100 employees by the end of 2000. No employees are subject to a collective bargaining agreement. See Part III, Item 9 "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT".

DEPENDENCE ON KEY MANAGEMENT
The Company is dependent on its key managers. The market is very competitive for the services of such individuals, and in turn, the Company feels it must be competitive in its compensation, benefit and other employee plans. The Company will seek to aggressively expand its back-ups for every position through an aggressive management and personal development program. During the first quarter 2000, the Company has assembled a management team, which has had experience with more than three hundred technology start-up and development stage situations. This team's expertise spans every area believed to materially impact the company's product development opportunity. We do not have employment agreements with any of our key personnel except with the Chief Executive Officer, Jan J. Olivier, nor do we have key-person insurance for any of our employees at this time. Definitive employment agreements for key officers and directors are in process. The Company is in the process of obtaining medical insurance for all employees.

LIMITATIONS ON LIABILITY OF DIRECTORS AND OFFICERS
Section 78.751 of the Nevada General Corporation Law ("NGCL") allows the Company to indemnify any person who is or was made a party to, or is or was threatened to be made a party to, any pending, completed, or threatened action, suit or proceeding by reason of the fact that he or she is or was a director, officer, employee or agent of the Company or is or was serving at the request of the Company as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise. The NGCL permits the Company to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification.

The foregoing provision may reduce the likelihood of derivative litigation against directors and officers and discourage or deter shareholders from suing directors or officers for breaches of their duties to the Company, even though such an action, if successful, might otherwise benefit the Company and its shareholders. In addition, to the extent that the Company expends funds to indemnify directors and officers, funds will be unavailable for operational purposes.

During 1999, the Company did not have Directors and Officers insurance. The Company is making efforts to obtaining sufficient Directors and Officers insurance during the first quarter of 2000.

ITEM 2.  DESCRIPTION OF PROPERTIES

During the 1999 year, the Company maintained its principal executive office in the rented office facilities located in central Scottsdale, Arizona as a portion of the consulting company controlled by the Chief Executive Officer. During January 2000, the Company relocated their offices to north Scottsdale, Arizona where they occupied the following office locations:

1) 2,912 square feet in Scottsdale, Arizona where the Registrant maintains their administrative offices. Rent of $3,761 ($15.50 per square foot, annualized) plus rental taxes is paid monthly for the first year beginning February 1, 2000, and is increased to $4,004 for months 13 - 24 and increased to $4,247 per month until the lease expires on January 31, 2003.

2) 2,898 square feet is occupied at the same complex, in Scottsdale, Arizona where operations, technical and customer service is maintained. Rent of $3,391 ($14.04 per square foot, annualized) plus rental taxes is paid monthly beginning March 15, 2000, and is increased to $3,767 through months 13 - 24, and increased to $3,999.24 per month until the lease expires on March 14, 2003.

All of the properties leased by the Company are in good working condition. The Company has secured insurance for the property located at the above locations, through Wick Pilcher Insurance, Inc. for an annual premium of $4,682. The policy is for one year beginning March 10, 2000. The policy covers the following:
     o    personal property at replacement cost of up to $80,000,
     o    $1,000,000 maximum of general liability for each occurrence, and
     o $1,000,000 maximum liability coverage of automobiles personally owned by officers and directors and rented automobiles.

The Registrant does not own any real estate, nor is the Registrant engaged in the business of investing in real estate or real estate mortgages.

ITEM 3.  LEGAL PROCEEDINGS

The Company has not been involved in any litigation other than minor collection efforts and judgments that are being satisfied, as funds are available.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fiscal year ending 1999 and 1998 covered by this report.



                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED OTHER STOCKHOLDER MATTERS

MARKET INFORMATION

Prior to May 1, 1995, there was no public market for the Company's common stock. Since May 1, 1995, the National Quotation Bureau, Inc has quoted the Company's common stock in the National Daily Quotation Service ("Pink Sheets") published daily. The Company's trading symbol was changed from "BFTI" to "BFTK" in connection with the Company's December 2, 1996, reverse stock split; then again to "RIHI" with the name change referred to in Item 1 and the 1 for 100 reverse stock split in January 1998. Effective December 28, 1999, the Company began trading under the symbol "WFFT" and quotations are available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The Company's authorized common stock consists of 50,000,000 shares, $.001 par value per share. On March 17, 2000, there were 17,336,692 shares of common stock outstanding.

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:


      --------------------------------------------------------------------
                                  COMMON STOCK
      --------------------------------------------------------------------

             QUARTER ENDED               HIGH BID           LOW BID
      ====================================================================
               31-Mar-98                  $ 0.06            $ 0.04
      --------------------------------------------------------------------
               30-Jun-98                  $ 4.55            $ 0.06
      --------------------------------------------------------------------
               30-Sep-98                  $ 4.32            $ 1.82
      --------------------------------------------------------------------
               31-Dec-98                  $ 2.16            $ 0.06
      --------------------------------------------------------------------
               31-Mar-99                  $ 4.03            $ 0.12
      --------------------------------------------------------------------
               30-Jun-99                  $ 4.21            $ 0.23
      --------------------------------------------------------------------
               30-Sep-99                  $ 0.37            $ 0.11
      --------------------------------------------------------------------
               31-Dec-99                  $ 0.76            $ 0.06
      --------------------------------------------------------------------
               31-Mar-00*                 $10.81            $ 0.36
      --------------------------------------------------------------------

* Calculated for the period January 1, 2000 to March 17, 2000.

On March 17, 2000, the high, low and closing bid price of the Company's common stock, as reported on the OTC Bulletin Board by NASDAQ Trading and Marketing Services, were $ 10.81, $ 8.13 and $ 9.63 respectively.

HOLDERS

The approximate number of stockholders of record of the Registrant's common stock as of the close of business on March 17, 2000 was 615, including brokerage houses holding stock for an unknown number of stockholders. The Company's transfer agent and registrar for the common stock is National Stock Transfer Co., Salt Lake City, Utah.

DIVIDENDS

The Registrant intends to pay a 10% stock dividends on its common stock on March 30, 2000 for shareholders of record as of January 31, 2000. The Registrant has never paid cash dividends on its common stock and does not intend to do so in the near future. The Registrant currently intends to retain its earnings, if any, for the operation and expansion of its business. The Company's present policy is to apply available working capital to expansion and acquisition.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

1. On November 5, 1997, the Company issued 21,500 shares of its common stock to Cactus Consultants International, Inc. ("CCI") in connection with accrued consulting services rendered to the Company by Jan J. Olivier, the President and Director of the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. These shares reduced the outstanding debt due CCI by $43,000.

2. In December 31, 1997 the Company issued 143,027 shares of its common stock to five individuals and/or companies for consulting services and/or for services rendered by officers and directors of the Company as follows:

                                                                      No. Of
                  Purchaser                                           Shares
                  ---------                                           ------
                  Ray TripHahn                                 (a)    5,000
                  BRADERLUX A.R.L.                             (b)    2,750
                  QUIDQUIA Management Corp                     (c)    2,997
                  Coast Northwest Inc.                         (d)    45,318
                  Cactus Consultants International Inc.        (e)    86,962


(a) For services performed while Director and Officer of the Company. Mr. TripHahn resigned his positions with the Company on January 23, 2000. In addition, Mr. Ray TripHahn was issued 375 options which he has exercised and was recorded at $50,000 in 1997.
(b) Beneficial interest/ wholly owned by Director and Officer A. Richard Bullock. Shares were recorded at $4.00 per share.
(c) For services performed by management system consultants during 1996 and 1997.
(d) Beneficial interest/wholly owned by Director and Officer Jan J. Olivier. Shares issued to satisfy outstanding debt due Cactus Consultants International, Inc. of $347,848.

     All shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

3. On February 18, 1998, the Company issued 50,000 shares of its common stock to CCI. On April 2, 1998, the Company issued an additional 4,950,000 shares of its common stock to CCI, for a total of 5,000,000 shares of common stock, to satisfy $100,000 of debt due CCI for services rendered to the Company by Jan J. Olivier. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

4. On May 4, 1998, the Company issued 3,000,000 shares of its common stock to Consultants pursuant to services performed as required under the 1997 Retainer Stock Plan for Non-Employee Directors and Consultants ("the 1997 Stock Plan"). On August 10, 1998, the Company filed, with the Securities and Exchange Commission, Form S-8 covering 5,000,000 shares of common stock issued pursuant to the 1997 Stock Plan.

     See Part III Item 10 "EXECUTIVE COMPENSATION", Stock Option Plans.


5. On November 10, 1998, the Company issued 200,000 shares of common stock to an investor, for $0.50 per share or $100,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

6. On March 19, 1999, the Company issued 300,000 shares of common stock and 600,000 warrants to John T. Moran in exchange for consulting services valued at $100,500. The 300,000 shares issued John T. Moran have been registered under the Securities Act of 1933 in a Registration Statement filed March 12, 1999 and declared effective on March 12, 1999. On February 1, 2000 300,000 of the warrants expired. The remaining 300,000 warrants may be exercised at $4.00 per share prior to February 1, 2001.

7. On November 26, 1999, the Company agreed to issue 2,000,000 shares of common stock to Cactus Consulting Inc. in exchange for prior accrued services of Jan J. Olivier, the Company's Chief Executive Officer, valued at the low bid price of $0.25 or $500,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

8. On December 7, 1999, the Company agreed to issue the following shares of common stock:

          ------------------------------------------------------------------------------------

                                      CURRENT POSITION WITH THE
                 NAME                        COMPANY                          NO. OF SHARES
          ------------------------------------------------------------------------------------
          C. Austin Burrell                Officer & Director           (a)      1,000,000
          ------------------------------------------------------------------------------------
          Richard H. Schmidt               Officer & Director           (a)        250,000
          ------------------------------------------------------------------------------------
          Wynn J. Bott                     Officer                      (a)        350,000
          ------------------------------------------------------------------------------------
          Raymond TripHahn                 Resigned Officer & Director  (b)        150,000
          ------------------------------------------------------------------------------------
          Dr. Claus G. J. Wagner-Bartak    Officer & Director           (b)        100,000
          ------------------------------------------------------------------------------------

     (a) Stock exchanged for their commitment to join the Company as an Officer and/or Director in January 2000

     (b)  Stock exchanged for prior services performed for the Company.

         These shares were valued at the low bid price on the date of the Treasury report of $.564 or $1,043,400. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

9. In December 1999, the Company purchased the "right to use" the license agreement in the states of Arizona and California in the United States and the Province of British Columbia for WFFT in exchange for 1,200,000 shares of common stock valued at the closing price of $0.564 or $676,800. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.


OFFERING MEMORANDUM

During the first quarter 2000, the Company has offered three Offering Memorandum's raising $1,579,750 in funds which are expected to be used towards the purchase of materials, consultants and operating needs to initiate the Company's entry into the internet marketplace:

     1. The Company issued 500,000 shares of common stock at $0.25 per share in an Offering dated January 10, 2000. $125,000 was received during January 2000. All the shares were issued on February 15, 2000 plus their 10% stock dividend (see Item 5. "MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED OTHER STOCKHOLDER MATTERS").
     2. The Company issued 239,500 shares of common stock at $0.50 per share in an Offering dated January 28, 2000 of which $119,750 was received in January 2000. All of the shares were issued on February 15, 2000.
     3. The Company agreed to issued 1,335,000 Units, equivalent to one share of common stock at $1.00 per share plus one Warrant for an additional share of common stock. The Offering is dated February 23, 2000 of which $1,335,000 was received during the first quarter 2000. These shares are expected to be issued during March 2000. The Warrants may be exchanged any time prior to February 5, 2001 at an exercise price of $2.00 which, if all exercised, will aggregate $2,670,000 to the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements. Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

Overview

During 1999, the Company had been continuously pursuing business opportunities and possible merger candidates in an attempt to meet the goals of its business plan. During December 1999, the Company purchased the "rights to" the license agreement for WhatsForFree.com and all other related links and websites and changed its name to WhatsForFree Technologies, Inc. ("WFFT").

WhatsForFree Technologies, Inc., is an Internet-based marketing and branding company whose mission is to provide corporations and organizations with a new and innovative pathway for promotion of their products and services. This pathway helps organizations enhance market and consumer awareness of their brands, improve performance of their general promotion activities, and create numerous cross-promotional opportunities and strategies. Through the Internet, organizations that grant consumers and businesses free products and services are able to more effectively and efficiently target specific communities in a focused and timely manner. In turn, they have the opportunity to create excitement about and interest in their products and services at both the national and regional levels.

WFFT offers unique, non-traditional marketing and brand identity opportunities for its clients, advertising firms, and direct corporate accounts. The Company is committed to the utilization of industry standard platforms. Strategic alliances and core infrastructure components are currently being negotiated with Cisco, Sun, Oracle, EMC and Q-west. The Company is expected to purchase significant computer equipment during the second quarter 2000. The Company will utilize an Oracle database and accounting system running on Sun servers, with communications supported by Cisco and Q-west, and storage by EMC. Citrix will be used for customer solutions. For the development of the Company's website, the Company is utilizing a graphics based unit, which specializes in the development of web page graphic designs. The Company has retained the services of a value-oriented media service company that is highly successful in the media-positioning arena for early and development stage companies. These affiliations are expected to be negotiated, in part, through the exchange of common stock. In addition, The Company anticipates the affiliation of a number of charitable and not for profit organizations as a result of its willingness to operate as an agency on their behalf.

The branded Internet portal is currently under construction and can be located at http://www.whats4free.com. It will serve as the central gateway to free products and services for all demographic sectors of the market. The research and development process is continuous throughout the life of the website.

Over the past few months, WFFT has been successful in attracting an outstanding management and advisory team. On December 31, 1999, the Company had no employees. Beginning January 2000, the Company was able to secure employment with most of its key officers and directors. In addition, the Company began hiring employees for the various departments. On March 17, 2000, the Company had over 30 employees of which approximately 20 are leased from an outside service. The Company anticipates in excess of 100 employees by December 31, 2000. The Company is currently negotiating for additional office space to accommodate the anticipated growth.

The Company has entered into a letter of intent with NOW Check Cashing, Inc. ("NCCI") out of Atlanta, Georgia. This acquisition is contingent upon approval by the Board of Directors upon the completion of an independent audit of NCCI's financial statements covering a period of three years. It is expected that this acquisition will increase WFFT's exposure to its target markets, which includes minority communities within major U.S. Centers. NCCI will offer a wide range of traditional banking services including check cashing, wire transfers (in co-operation with Western Union), secured credit cards and money orders (in co-operation with Travelers Co.). With the addition of NCCI to WFFT's Internet Technology, Bi-lingual, multi-cultural Internet services will be offered to NCCI clients in existing and future facilities and on-line via the Internet.

The Company will continue to pursue alliances with various corporate strategic partners which are technology related in an effort to implement the Company's business plan.


Results of Operations

Results of the year ended December 31, 1999 compared with year ended 1998.

Net loss from operations increased 56% to $(1,686,496) for the year ended December 31, 1999 from $(1,080,563) for the year ended December 31, 1998 due entirely to an increase in selling, general and administrative expenses of $605,933 in 1999. The increase was due to 56% increase in professional services during 1999. In 1999, approximately 42% of selling, general and administrative expenses were paid or payable to a company owned by the President and Chief Executive Officer of the Company. In 1998, approximately 38% of selling, general and administrative expenses was paid or payable to this related party. The Company relies upon its ability to raise capital by the issuance of its common stock for required operating and promotional product and services, and to incur indebtedness to fund operations.

Losses per share increased to $(.195) per share for 1999 from $(.137) per share in 1998. The decreased performance resulted primarily from the increase in net loss per share. There was a dilutive effect on net loss per share as a result in issuing an additional 5,349,899 shares of common stock during 1999.

Note 2 of the financial statements and the report of the independent auditors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the purchase of a licensing right to use technology and focus on Internet-based marketing and branding of free products and services and will ultimately result in the Company achieving profitability.

Revenues:

There were no revenues during the year ended December 31, 1999 and 1998 as management spent most of the year identifying a suitable operating company.

Operating Income / (Loss):

Operating loss (defined as income before interest expense and taxes) for the year ended December 31, 1999 increased 57% to $(1,686,496) for the year ended December 31, 1999 from $(1,076,088) for the year ended December 31, 1998 due entirely to an increase in selling, general and administrative expenses to $1,686,496 in 1999 from $1,080,563. The increase was due to 57% increase in professional services during 1999.

Interest and Taxes:

No interest expense was incurred during the years ended December 31, 1999 and 1998. The Company has a net operating loss carryover as of December 31, 1999 of approximately $5,991,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the net operating loss carryovers will expire between the years 2005 and 2014.

EARNING OUTLOOK

Financial Position & Liquidity and Capital Resources:
-----------------------------------------------------

Since December 31, 1998, operating working capital (defined as receivables and inventories less accounts payable and accrued liabilities) decreased $42,596.

                       CHANGE IN OPERATING WORKING CAPITAL

Cash                                                   $      6,146
Prepaid expenses                                           (126,500)
Accounts payable                                             10,794
Payable to related parties                                   66,964
                                                       ------------

Change in Operating Working Capital                    $    (42,596)
                                                       ============

Cash increased $6,146 as a result of $100,500 of proceeds from the issuance of common stock, less cash used for operating activities of $94,354.

Prepaid expenses consist of un-amortized consulting fees. Payables to related parties aggregated $189,475 as of December 31, 1999 and decreased from $256,439 as of December 31, 1998. This is primarily a result of the issuance of 2,000,000 shares of common stock in exchange for $500,000 of indebtedness. The amount is due to a company owned by the President and Chief Executive Officer of the Company for consulting and public relations services.

Century Date Change
-------------------

The Company did not incur any substantial cost relating to computer programs that did not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year.

Financing
---------
The Company relies upon its ability to raise capital by the sale of its common stock, to barter stock for required operating and promotional product and services, and to incur indebtedness to fund operations.

The Company is following a traditional staged funding and development process tied to achievement of specific corporate milestones. As of March 17, 2000, the Company will have raised a total of $1,579,750 seed capital, which has been used to initiate corporate organization and structure, and product/strategic plan development. During the latter part of March 2000, the Company will raise an additional $5 Million in a private offering for the Phase 1 launch. Prior to the scheduled May 22, 2000 Phase 2 launch, the Company is expected to raise a total of $20 Million to support both Phase 2 and subsequent developments.

The Company anticipates a $30 to $40 million private placement of senior securities within 60 to 90 days of the Phase 2 launch. It is anticipated that these funds will come from corporate strategic partnership investments, and/or investment banking/venture sources and be used to fund the growth of the Company.

Item 3: Quantitative and Qualitative Disclosure about Market Risk
-----------------------------------------------------------------
We believe we do not have material market risk exposure. We do not own any derivative instruments or engage in any hedging transactions. We have a minimal amount of outstanding long-term debt and currently invest our excess cash in short-term commercial paper.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    Contents




                                                                         Page
Report of Independent Auditors.......................................... F1-F2

Financial Statements:
     Balance sheets.....................................................  F-3
     Statements of operations...........................................  F-4
     Statements of changes in stockholders' equity (deficit)............  F-5
     Statements of cash flows...........................................  F-6
     Notes to financial statements.......................................F7-F15

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
WhatsForFree Technologies, Inc.

We have audited the accompanying balance sheets of WhatsForFree Technologies, Inc. (formerly Ranes International Holding, Inc.) (A Development Stage Enterprise) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999 and for the cumulative period from February 15, 1990 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1997 financial statements were audited by another auditor whose report dated February 15, 1998 expressed any unqualified opinion on those statements; but included an emphasis paragraph on the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of WhatsForFree Technologies, Inc. (formerly Ranes International Holding, Inc.) (A Development Stage Enterprise) as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the cumulative period from February 15, 1990 (inception) through December 31, 1999 in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses from operating activities and has relied on the issuance of its common stock for working capital. These factors, and others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.


/s/ Timothy L. Steers, CPA
Timothy L. Steers, Certified Public Accountant, LLC
March 17, 2000
Portland, OR

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


/s/ J. Paul Kenote, CPA
-----------------------
J. Paul Kenote, CPA, P.C.
Portland, Oregon
February 15, 1998

                                   WHATSFORFREE TECHNOLOGIES, INC
                            (formerly Ranes International Holding, Inc.)
                                  (A Development Stage Enterprise)

                                           Balance Sheets



                                                                           December 31
                                                                  ---------------------------
                                                                     1999            1998
                                                                  ------------   ------------
                                               ASSETS

Current assets:
   Cash                                                           $     6,435    $       289
   Prepaid expenses                                                    48,500        175,000
                                                                  ------------   ------------
                                                                       54,935        175,289

Licensing rights                                                      676,800              -
                                                                  ------------   ------------
                                                                  $   731,735    $   175,289
                                                                  ============   ============

                           LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current liability - accounts payable                              $    45,799    $    56,593

Payables to related parties                                           189,475        256,439

Notes payable to related parties                                        5,000          5,000


Contingencies                                                               -              -


Stockholders' equity (deficit):
   Common stock, $.001 par value; shares authorized
     50,000,000, shares issued and outstanding 13,776,595
     in 1999 (8,426,696 in 1998)                                       13,777          8,427
   Additional paid-in capital                                       6,656,055      4,340,705
   Deficit accumulated during development stage                    (6,178,371)    (4,491,875)
                                                                  ------------   ------------
         Total stockholders' equity (deficit)                         491,461       (142,743)
                                                                  ------------   ------------
                                                                  $   731,735    $   175,289
                                                                  ============   ============

                                       See accompanying notes.


                                        WHATSFORFREE TECHNOLOGIES, INC
                                 (formerly Ranes International Holding, Inc.)
                                       (A Development Stage Enterprise)

                                           Statements of Operations



                                                                                             Cumulative
                                                                                           activity during
                                                                                          development stage
                                               Years ended December 31                    February 15, 1990
                                ---------------------------------------------------       (inception) through
                                     1999             1998               1997             December 31, 1999
                                ---------------   --------------   ----------------       -----------------

Revenues                        $            -    $           -    $         1,624          $        1,624
Selling, general and
  administrative expenses            1,686,496        1,080,563            676,557               6,184,623
                                ---------------   --------------   ----------------       -----------------

Loss from operations                (1,686,496)      (1,080,563)          (674,933)             (6,182,999)

Interest income, net                         -            4,475                 46                   4,628
                                ---------------   --------------   ----------------       -----------------

Loss before benefit for
  income taxes                      (1,686,496)      (1,076,088)          (674,887)             (6,178,371)

Benefit for income taxes                     -                -                  -                       -
                                ---------------   --------------   ----------------       -----------------

Net loss                        $   (1,686,496)   $  (1,076,088)   $      (674,887)       $     (6,178,371)
                                ===============   ==============   ================       =================

Net loss per share              $        (.195)   $       (.137)   $         (.086)       $         (5.691)
                                ===============   ==============   ================       =================



                                                See accompanying notes.


                                                  WHATSFORFREE TECHNOLOGIES, INC.
                                           (formerly Ranes International Holding, Inc.)
                                                 (A Development Stage Enterprise)
                                      Statements of Changes in Stockholders' Equity (Deficit)
                                       Period from January 1, 1997 through December 31, 1999

                                                                                                   Deficit
                                                                                    Common       accumulated
                                             Common stock           Additional       stock          during          Total
                                     ---------------------------      paid-in     subscription    development   stockholders'
                                        Shares          Amount        capital       receivable       stage     equity (deficit)
                                     -------------  -------------  -------------  -------------  -------------  -------------
Balance at January 1, 1997                 61,794   $         62   $  3,183,963   $   (128,000)  $ (2,740,900)  $    315,125

Shares issued                                   -              -              -        128,000              -        128,000
Shares issued for cash at
  $133 per share                              375              -         50,000              -              -         50,000
Shares issued in exchange
  for indebtedness                        164,527            165        614,942              -              -        615,107
Net loss                                        -              -              -              -       (674,887)      (674,887)
                                     -------------  -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1997              226,696            227      3,848,905              -     (3,415,787)       433,345
Shares issued in exchange
  for indebtedness                      5,000,000          5,000         95,000              -              -        100,000
Shares issued in exchange
  for services rendered and
  to be rendered                        3,000,000          3,000        297,000              -              -        300,000
Shares issued for cash at
  $.50 per share                          200,000            200         99,800              -              -        100,000
Net loss                                        -              -              -              -     (1,076,088)    (1,076,088)
                                     -------------  -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1998            8,426,696          8,427      4,340,705              -     (4,491,875)      (142,743)

Warrant issued or to be issued
  in exchange for services
  rendered and to be rendered             300,000            300        100,200              -              -        100,500
Shares issued in exchange for
  services rendered                     1,849,899          1,850      1,041,550              -              -      1,043,400
Shares issued in exchange for
  indebtedness                          2,000,000          2,000        498,000              -              -        500,000
Shares issued in exchange for
  licensing rights                      1,200,000          1,200        675,600              -              -        676,800
Net loss                                        -              -              -              -     (1,686,496)     (1,686496)
                                     -------------  -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1999           13,776,595   $     13,777   $  6,656,055   $          -   $ (6,178,371)  $    491,461
                                     =============  =============  =============  =============  =============  =============

                                                            See accompanying notes.

                                                                         F-5


                                                 WHATSFORFREE TECHONOLOGIES, INC.
                                           (formerly Ranes International Holding, Inc.)
                                                 (A Development Stage Enterprise)

                                                     Statements of Cash Flows

                                                                                                       Cumulative
                                                                                                     activity during
                                                                                                    development stage
                                                              Years ended December 31               February 15, 1990
                                                    ------------------------------------------     (inception) through
                                                        1999            1998          1997          December 31, 1999
                                                    -------------  -------------  -------------       -------------
Cash flows from operating activities:
   Net loss                                         $ (1,686,496)  $ (1,076,088)  $   (674,887)       $ (6,178,371)
   Adjustments to reconcile net loss to net
    cash provide by (used for)operating activities:
     Provision for losses                                      -        500,000         55,000             955,000
     Amortization                                              -              -              -             136,000
     Common stock issued in exchange for services      1,143,900        400,000        615,107           3,265,255
     Deferred income taxes                              (573,000)      (195,699)      (260,641)         (2,099,000)
     Valuation allowance for deferred income taxes       573,000        195,699        260,641           2,099,000
     Changes in operating assets and liabilities:
       Receivable                                              -         43,436              -                   -
       Prepaid expenses                                        -              -          6,331                   -
       Checks outstanding in excess of cash in bank            -            (47)            47                   -
       Payables                                          448,242         27,988        (57,925)            393,774
                                                    -------------  -------------  -------------       -------------
                                                         (94,354)      (104,711)       (56,327)         (1,428,342)
Cash flows from financing activities:
   Proceeds from note payable                                  -          5,000              -               5,000
   Proceeds from common stock                            100,500        100,000         50,000           1,429,777
                                                    -------------  -------------  -------------       -------------
                                                         100,500        105,000         50,000           1,434,777
                                                    -------------  -------------  -------------       -------------
Net increase
  (decrease) in cash                                       6,146            289         (6,327)              6,435
Cash at beginning of period                                  289              -          6,327                   -
                                                    -------------  -------------  -------------       -------------

Cash at end of period                               $      6,435   $        289   $          -        $      6,435
                                                    =============  =============  =============       =============

                                                     See accompanying notes.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 1999


1.       Operations and summary of significant accounting policies
         ---------------------------------------------------------
         OPERATIONS: WhatsForFree Technologies, Inc. (the "Company") was incorporated under the laws of the state of Nevada on February 15, 1990 as Partisan Corporation. On March 10, 1995, the Company's name was changed to Bio-Fluorescent Technologies, Inc., to Ranes International Holding, Inc. on March 6, 1998, then to WhatsForFree Technologies, Inc. on December 28, 1999.

         DEVELOPMENT STAGE ENTERPRISE: The Company is currently considered to be in the development stage and therefore has adopted the accounting and reporting standards of Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises".

         The Company's initial business plan was based on developing, licensing or otherwise acquiring state-of-the-art advanced diagnostic testing and screening technology and equipment capable of early detection of human immune system disorders such as HIV-1, HIV-2 and Hepatitis B. From February 1995 to July 1996, the Company supported, through a license agreement, a development stage diagnostic technology, was settled September 25, 1997, with prejudice, to the Company's favor. Accordingly, the Company wrote-off the unamortized cost of the project in 1996.

         In May 1996, the Company reorganized its management team and revised its business development plan to focus on a "growth by acquisition" strategy. From July 1996 until December 1999, the Company has been actively pursuing acquisition possibilities.

         In December 1999, the Company purchased the right to use technology and focus on Internet-based marketing and branding of free products and services.

         CASH AND CASH EQUIVALENTS: The company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Supplemental disclosure of non-cash transactions were as follows:

                                                                          Years ended December 31
                                                               ---------------------------------------------
                                                                   1999            1998             1997
                                                               -------------   -------------   -------------
            Common stock issued or to be issued in
             exchange for services rendered or to be
             rendered                                          $  1,143,900    $    300,000    $          -
            Common stock issued in exchange for
             indebtedness                                      $    500,000    $    100,000    $    615,107
            Common stock issued in exchange for
             licensing rights                                  $    676,800    $          -    $          -

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 1999

1.       Operations and summary of significant accounting policies (continued)
         --------------------------------------------------------------------
         LICENSING RIGHTS: Licensing rights consist of costs for the right to use WhatsForFree Technology in the United States and British Columbia, Canada and will be amortized over three years, the expected economic benefit of the licensing right.

         STOCK BASED COMPENSATION: The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25 and has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost is recognized for the stock options.

         INCOME TAXES: Income taxes are accounted for and reported using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Taxes are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

         Deferred tax assets result from net operating losses not yet utilized for tax purposes. Valuation allowances have been provided for those deferred tax assets as their utilization are uncertain.

         REPORTING COMPREHENSIVE INCOME: The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 1999


1.       Operations and summary of significant accounting policies (continued)
         --------------------------------------------------------------------
         NET LOSS PER COMMON SHARE: Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods. The weighted-average number of common stock shares outstanding was 8,665,923 for the year ended December 31, 1999; (7,865,052 for 1998; 58,676 for 1997; and 1,085,597 for the cumulative period from February 15, 1990 (inception) through December 31, 1999).

         SIGNIFICANT RISKS AND UNCERTAINTIES: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the utilization of net operating losses for income tax purposes and recoverability of the licensing rights. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

         RECLASSIFICATIONS: Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.       Continued operations
         --------------------
         The Company has incurred net operating losses since inception, and through December 31, 1999 business development costs have aggregated approximately $6,185,000. These expenditures have been funded primarily with the proceeds from the private sales of equity securities as well as with the issuance of common stock in exchange for services and indebtedness. Since inception, management activities have been devoted substantially to raising capital, identifying business opportunities, or acquiring assets in order to generate revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         In December 1999, the Company purchased the right to use technology and focus on Internet-based marketing and branding of free products and services. In March 2000, the Company entered into a letter of intent with a financial services company that offers a limited range of financial services from two centers in the Atlanta, Georgia area. Management of the Company believes that the licensing agreement and possible alliance with the financial services company will increase exposure to its target markets.

         Through March 17, 2000, the Company has issued 2,074,500 shares of its common stock and has received approximately $1,580,000 through private placement offerings. The Company also intends to offer additional shares of its common stock through private placement offerings until it achieves profitability.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 1999


2.       Continued operations (continued)
         -------------------------------
         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.       Notes payable to related parties
         --------------------------------
         Notes payable to related parties are non-interest bearing and due on demand. The Company expects to exchange shares of its common stock for the amount of the notes.

4.       Stock option plans
         ------------------
         In 1996, the Company adopted an Incentive Stock Plan for Employees, Directors and Consultants. Under the Plan the Company may grant options to its employees, directors, consultants and advisors for up to 8,667 shares of common stock. The exercise price for stock granted pursuant to a tax-qualified option plan is to be greater than or equal to the market price of the Company's stock on the date of grant. The exercise price of stock granted pursuant to a non-qualified stock option plan is to be greater than or equal to 85% of the market price of the Company's common stock on the date of grant. If options are granted to individuals who at the time own 10% or more of the common stock of the Company, the option price shall be no less than 110% of the market price of the Company's common stock on the date of grant. The maximum term for an option is ten years. Options are granted at the discretion of the Board of Directors. No options were granted during the year ended December 31, 1999, 1998 and 1997. However, options to purchase 2,500 shares of the Company's common stock that where previously granted where reissued at a price of $.445 per share in connection with the renewal of a consulting agreement with the President and Chief Executive Officer of the Company.

         In 1997, the Company adopted a Retainer Stock Plan for Non-Employees, Directors and Consultants and reserved 5,000,000 shares of its common stock for issuance under the Plan. Under the Plan, options may be granted at the greater of par value or the market value of the Company's common stock on the date of grant. The maximum term for an option is ten years. Options are granted at the discretion of the Board of Directors. During 1998, the Company granted options to purchase 3,000,000 shares of its common stock under the Plan. The options were exercised in 1998.

         -----------------------------
         A summary of the Company's stock option plans as of December 31, 1999 and 1998 and changes during the three years in the period ended December 31, 1999 are presented below:

                                                                             Weighted average
                                                            Shares            exercise price
                                                            ------            --------------
         Outstanding at January 1, 1997                      6,634               $  165
                                                                                 ======
         Granted                                                 -
         Exercised                                            (375)
         Forfeited                                            (167)              $  450
                                                                                 =======
         Expired                                                 -
                                                        -----------
         Outstanding at January 1, 1998                       6,092              $  156
                                                                                 =======
         Granted                                          3,000,000              $  .10
                                                                                 =======
         Exercised                                       (3,000,000)
         Forfeited                                                -
         Expired                                             (1,967)             $ (159)
                                                        ------------             =======
         Outstanding at December 31, 1998                     4,125              $  154
                                                                                 =======
         Granted                                                  -
         Exercised                                                -
         Forfeited                                           (1,625)             $  134
                                                                                 =======
         Expired                                                  -
                                                        ------------
         Outstanding at December 31, 1999                     2,500              $ .445
                                                        =============            =======

         As of December 31, 1999, all outstanding options where exercisable at an exercise price of $.445 per share which, if exercised, would aggregating proceeds of $1,113.

5.       Income taxes
         ------------
         Deferred income taxes consisted of the following :

                                                                                        December 31
                                                                           -----------------------------------
                                                                                1999                1998
                                                                           ---------------     ---------------
         Deferred tax assets - net operating loss carryovers               $    2,099,000      $    1,526,000
         Valuation allowance                                                   (2,099,000)         (1,526,000)
                                                                           ---------------     ---------------
         Net deferred income taxes                                         $            -      $            -
                                                                           ===============     ===============

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 1999



5.       Income taxes (continued)
         -----------------------
         The benefit for income taxes consisted of the following:

                                                                                        Cumulative
                                                                                      activity during
                                                                                     development stage
                                          Years ended December 31                    February 15, 1990
                              ----------------------------------------------        (inception) through
                                   1999            1998             1997             December 31, 1999
                              -------------    -------------   -------------         -----------------
         Federal:
           Currently payable  $          -     $          -    $          -             $           -
           Deferred               (573,000)         (195,699)      (260,641)              (2,099,000)
                              -------------    --------------  -------------            -------------
                                  (573,000)         (195,699)      (260,641)              (2,099,000)
         Change in valuation
          allowance                573,000           195,699        260,641               (2,099,000)
                              -------------    --------------  -------------            -------------
         Benefit for
          income taxes        $          -     $           -   $          -             $          -
                              =============    ==============  =============            =============

         The Company has a net operating loss carryover as of December 31, 1999 of approximately $5,991,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the net operating loss carryovers will expire between the years 2005 and 2014.

6.       Operating lease commitments
         ---------------------------
         In February and March 2000, the Company entered into three year operating lease agreements for its office facilities.

         Aggregate future lease payments under these non-cancelable leases are as follows for the years ending subsequent to December 31, 1999:

            Years ending December 31:
            -------------------------
                    2000                                            $   76,713
                    2001                                                92,457
                    2002                                                98,245
                    2003                                                12,245
                                                                    -----------
           Total minimum future lease payments                      $  279,660
                                                                    ===========

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 1999


7.       Contingencies
         -------------
         The State of Nevada's Revised Statue provides that a corporation that has been reinstated to a status of good standing continues to be liable for past acts and errors and omissions, whether engaged in directly or through its former officers and directors. Management of the Company does not believe any past acts, errors and omissions or unasserted claims' and assessments exist or have occurred, however they are contingently liable for such matters. No provisions for losses, if any, have been provided in the accompanying financial statements because of the uncertainty of such matters.

8.       Related party transactions
         --------------------------
         In April 1999, the Company renewed for an additional three years an agreement with its President and Chief Executive Officer for consulting services. Under the agreement, this Officer provides management services and office support services, including office personnel, supplies and the maintenance of the Company's principal executive office in Scottsdale, Arizona. In consideration of these services, the Company is obligated to pay to a company owned by this individual:
         $15,000 in the form of a consulting fee, $1,500 per month for the tax burden of the consulting fee, 1% of the Company's gross revenues payable quarterly, and for reimbursement of all reasonable and necessary business expenses.

         In August 1998, another three year agreement was entered into with the company owned by the President and Chief Executive Officer of the Company for public relations services. Under the terms of this agreement, the Company is obligated to pay this related company $15,000 per month, plus certain other costs. The agreement contains renewal provisions.

         During 1999, the Company agreed to issued 2,000,000 shares of its common stock in exchange for $500,000 of indebtedness it owed to this related party (5,000,000 shares of its common stock in exchange for $100,000 of indebtedness in 1998, and 164,527 shares of its common stock in exchange for $615,107 of indebtedness in 1997). The Company also paid this related party approximately $19,500 ($94,600 during 1998). As of December 31, 1999, the Company owed this related party $189,475 ($256,439 at December 31, 1998), which is included in the accompanying balance sheets as payable to related parties.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 1999



9.       Recently issued accounting pronouncements
         -----------------------------------------
         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Statement requires that derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the Standard. If a derivative qualifies as a hedge, the Company can elect to use hedge accounting. The type of accounting to be applied varies depending on the nature of the exposure that is being hedged, and the Standard defines three hedge risks: change in fair value, change in cash flows and change in foreign currency.

         A fair-value hedge represents the hedge of an exposure to changes in the fair value of an asset, liability or an unrecognized firm commitment. Changes in fair-value hedges are recognized in earnings, as well as the gain or loss on the hedged item attributable to the hedged risk. Certain criteria must be met in order for a hedging relationship to qualify as a fair-value hedge.

         A cash-flow hedge is a hedge of an exposure to variability in cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction. The effective portion of a hedging instrument's gain or loss is initially reported as a component of other comprehensive income and is reclassified as a component of income in the same period or periods during which the hedge forecasted transaction affects earnings. As in fair-value hedges, certain criteria must be met in order for a hedging relationship to qualify as a cash-flow hedge.

         A foreign-currency hedge can be a fair-value hedge or a cash-flow hedge of a foreign currency exposure; therefore it follows the same principles as those that apply to the accounting for non-foreign hedges with some particularities defined in the Standard.

         This Standard is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Management believes that the adoption of this Standard will not have a material effect on the Company's financial position or results of operations.

         Cost of computer software developed for internal use: In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed for Internal Use" ("SOP 98-1"). SOP 98-1 became effective for the Company's financial statements beginning January 1, 1999. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The adoption of SOP 98-1 had no effect on the Company's financial position or results of operations.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 1999


10.      Other subsequent events
         -----------------------
         In January 2000, the Company acquired the remaining worldwide rights to the Internet-based marketing and branding of free products and services for WhatsForFree in exchange for the issuance of 2,000,000 shares of its common stock.

         In January 2000, the Company offered 500,000 shares of its common stock in a private placement for $125,000. Management of the Company believes the offering is exempt from registration under Regulation D of the United States Securities and Exchange Commission (the "SEC") Act of 1993, as amended. The shares were issued in February 2000.

         Also in January 2000, the Company offered 239,500 shares of its common stock in a private placement for $119,750. Management of the Company believes the offering is exempt from registration with the SEC under Regulation D of the 1993 Act, as amended. The shares were issued in February 2000.

         During February 2000, the Company offered 1,335,000 units, consisting of one share of common stock priced at $1.00 per share and one warrant for the purchase of one share of common stock at $2.00 per share exercisable until February 15, 2001. Management of the Company believes the offering is exempt from registration with the SEC under Regulation D of the 1993 Act, as amended. As of March 17, 2000, the Company had received an aggregate of $1,335,000 from this offering.

         The Company authorized a 10% stock dividend to stockholders of record as of January 31, 2000. The stock dividends are expected to be issued on March 30, 2000.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 26, 1999, the Company engaged Timothy L. Steers, Certified Public Accountant, LLC from Portland, Oregon, as its independent auditors for the fiscal year ended December 31, 1998 to replace the firm of J. Paul Kenote, CPA, P.C., who discontinued offering auditing services. The decision to change accountants was approved by the Board of Directors of the Company.

The reports of J. Paul Kenote, CPA, P.C. on the Company's financial statements for the fiscal years ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. It did, however, include a paragraph on the Company's ability to continue as a going concern.

In connection with the audit of the Company's financial statements for the fiscal years ended December 31, 1999 and 1998, there were no disagreements with Timothy L. Steers, Certified Public Accountants, LLC.

The Company has authorized its prior auditors to respond fully to any inquires from their successors.

                                    PART III

A 1 for 3 reverse stock split was effective December 2, 1996. A 1 for 100 reverse stock split was authorized on January 17, 1998 and effective on March 6, 1998. The authorized stock remained at 50,000,000 shares of common stock. All figures in this Amendment to the Annual Report give effect to such reverse stock splits, and previously stated numbers of shares are appropriately restated, unless otherwise indicated. All statements in this annual report should be read in conjunction with and are qualified by the other information and financial statements (including the notes thereto) appearing elsewhere in this Annual Report and the previously filed Annual Report.


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and positions of the directors and executive officers of the Company as of March 17, 2000. A summary of the background and experience of each of these individuals is set forth after the table.

------------------------------------ ------- --------------------------------------- --------------------------------
                                                                                        Period Served as Director
NAME                                  Age                 Position (1)                    or Executive Officer
------------------------------------ ------- --------------------------------------- --------------------------------
   Jan J. Olivier                      59       Chairman; Chief Executive                 Director and Officer since
                                                Officer; Director                         4/96 (President until 1/00)
------------------------------------ ------- --------------------------------------- --------------------------------
  C. Austin Burrell                    53       President, Secretary, Chief               Officer and Director
                                                Operating Officer, Director               since 1/00
------------------------------------ ------- --------------------------------------- --------------------------------
  Dr. Claus G. J. Wagner-Bartak        61       Treasurer, Director                       Officer and Director
                                                                                          since 9/28/98
------------------------------------ ------- --------------------------------------- --------------------------------
  Richard H. Schmidt                   47       Executive Vice President                  Officer since 1/00,
                                                Charitable Activities; Director           Director since 2/00
------------------------------------ ------- --------------------------------------- --------------------------------
  Wynn J. Bott                         60       Chief Financial Officer                   Officer since 1/00
------------------------------------ ------- --------------------------------------- --------------------------------
  Michael C. Dillon                    52       Executive Vice President -                Officer since 2/00
                                                Sales
------------------------------------ ------- --------------------------------------- --------------------------------
 Avery Martinez                        43       Executive Vice President -                Officer since 3/7/00
                                                Chief Technical Officer
------------------------------------ ------- --------------------------------------- --------------------------------

(1) The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified or until the director resigns. The Company requires at least three (3) Directors which are to be appointed annually and as needed by the Board of Directors and serve at the pleasure of the Board.

BUSINESS EXPERIENCE:

         JAN J. OLIVIER has been a Director and the President and Chief Executive Officer of the Company since April 1996 and has served as a business consultant to the Company since March 1995. Since 1989 and 1993, respectively, Mr. Olivier has owned Your Choice International, Inc., a marketing consulting company, and Cactus Consultants International, Inc., a financial consulting firm. From April 1983 until July 1987, Mr. Olivier was the President of Olivier Management Corp.; a NASDAQ listed company that conducted international merchant banking activities and had offices in New York, Zurich, Miami and Seattle. Mr. Olivier has over 30 years of national and international business experience and has served on the boards of directors of several companies.

         C. AUSTIN BURRELL was appointed Director, President, Secretary and Chief Operating Officer in January 2000. Mr. Burrell is an experienced technology and management generalist who has worked with over 150 companies since 1983. His experience information sciences, the Internet, health care and pharmaceuticals, global finance and banking, development stage funding, marketing, strategic planning and more. His experience on Wall Street covered a wide range of assignments, including Investment Banking, Pension Fund Consulting, Strategic Planning, Research, Due Diligence, Product Development, Information and Technology Consulting, Quantitative Analysis, Derivatives, Indexes and more. Mr. Burrell's extensive knowledge and experience base is focused on insuring strong leadership in the areas of product development, corporate finance, and administration.

         DR. CLAUS G.J. WAGNER-BARTAK has been a Director and Treasurer of the Company since September 28, 1998. Dr. Wagner-Bartak is listed in the Canadian "Who's Who" as an accomplished, internationally-recognized scientist and business executive since 1983. He held positions with B.A. Technologies Inc. as Director and Chief Operating Officer (previously President and CEO), Energy Dynamics Inc. as President, and with Manco Information Technology, Inc. as Managing Director, and as Director with CasinoBuilders.com, in addition to multiple career executive positions in the business arena. Dr. Wagner-Bartak has received international recognition and acclaim for his scientific leadership. Personal achievement awards include the Engineering Medal of the Professional Engineering Association of Ontario, multiple awards from NASA including the hallmark Public Service Medal, and the prestigious Dauphin Award.

         RICHARD H. SCHMIDT joined the Company as Executive Vice President of Charitable Activities in January 2000. In February 2000, Mr. Schmidt was appointed Director to the Company. During the past three years, Mr. Schmidt was owner and President of a service company called Valley Tree Services, Inc. Prior to and simultaneously to that time, Mr. Schmidt worked as the President of a not-for-profit company called About My Father's Business, Inc. working various projects throughout several nations. Mr. Schmidt is an internationally recognized humanitarian with more than twenty years of experience in managing leadership and business development for both "for profit" and "not for profit"
Section 501(c) 3 corporations. Mr. Schmidt has provided assistance to those entities including strategic planning, marketing, leadership training, and fund raising, in addition to leading various multi-million dollar relief efforts in 2nd and 3rd World countries. Mr. Schmidt's worldwide network of contacts and his proven business management skills will be utilized by WFFT to benefit provider corporations in their efforts to obtain maximum value from their targeted charitable giving activities.

         WYNN J. BOTT became Chief Financial Officer to the Company on January 14, 2000. Mr. Bott has owned his own consulting business for over 20 years, Wynn Bott Consulting, CPA. Wynn is a financial professional, with more than twenty-five years of corporate, tax, consulting and public accounting experience. Mr. Bott has extensive experience with the accounting requirements imposed on public companies, which he has assisted throughout his career. In addition, he is familiar with the software and hardware requirements necessary to support mandated record keeping and reporting for Federal and State agencies. Mr. Bott will act as the Chief Administrative Officer in addition to his duties as the Chief Financial Officer. Mr. Bott holds a CPA and obtained his MBA from Arizona State University.

         MICHAEL C. DILLON - On 2/24/00, Mike announced he will be joining WFFT as Executive Vice President - Sales and Marketing. Mr. Dillon has a record of performance in high technology systems marketing, sales, service/support and operations. He holds experience in commercial and technical markets and all domestic and international distribution channels including direct, VAR, distributor, OEM, telemarketing, catalog, national accounts and the Internet. Most recently, Mr. Dillon was the Co-founder and VP of Worldwide Sales and Marketing for PrintConnect.net, a Business-to-Business E-Commerce company providing Internet solutions for the printing and publishing industry. Prior to founding PrintConnect.net, Mr. Dillon was the Senior Vice President of Worldwide Sales and Marketing at PrePress Solutions, a manufacturer of high-speed network solutions for the digital publishing industry. As the #2 executive in this company of over 200 employees, Mr. Dillon was involved in all aspects of operations. Mr. Dillon has also held a variety of Sales and Marketing positions at various high technology corporations, including Delphax Systems, Apollo Computer, Digital Equipment Corporation, and Honeywell Information Systems. Mr. Dillon holds an Engineering degree from the University of Toronto, and has received formal Sales, Marketing and Management training at Digital, Honeywell, and through the University of Southern California's Executive Program.

         AVERY MARTINEZ - In March 2000, Mr. Martinez announced he will be joining WFFT as Executive Vice President, Chief Technology Officer. For the past five years, Mr. Martinez previously served as Chief Technology Officer and co-founder of Internet Crossing. Prior to Internet Crossing, Mr. Martinez served as a technology integrator with various companies, including National Business Group and Computer Business Systems, Inc. Mr. Martinez has been recognized by Microsoft as Solution Partner of the Year in 1996 and currently serves on the Cisco Business Advisory Council. Mr. Martinez has developed the network infrastructure, engine design, and many proprietary components of the company's properties. He has 20 years experience in technology with a B.S. in Business. Mr. Martinez attended UCLA and Long Beach State University. Prior to joining the company, Martinez has partnered with Deloitte & Touche, Hewlett Packard, Microsoft and Cisco on enterprise network projects.


MANAGEMENT CONSULTANTS

1. On a contract/leasing basis, the Company has retained Creative Business Resources for a fee of 2% of gross wages paid monthly for the period beginning January 24, 2000, on an at-will basis. The services include the assistance of several technical individuals to search the Internet for companies and or technologies that would be compatible with the Company's goals of becoming an operational company in the shortest possible time frame.

2. The Company has contracted with Jan J. Olivier his management services to the Company including his duties as President (until Jan-00), Chief Executive Officer and Manager of the Company. The Management Services contract was entered on May 1, 1996, and on April 30, 1999, it was renewed to May 1, 2002. The Company pays Cactus Consultants Inc. ("CCI") directly for Mr. Olivier's management services for the fee of $180,000 per year, or $15,000 per month. In addition, it was agreed that an additional 10% or $1,500 be paid to CCI for the payroll burden taken on by CCI as a result of the consulting status. CCI is wholly owned by Jan J. Olivier. In addition, the Company has contracted with CCI for the public relation and investor relation activities. The Company has agreed to pay CCI $15,000 per month, or $180,000 annually for three years beginning August 31, 1998 expiring August 31, 2001. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in
     Part III, Item 12 and "EXECUTIVE COMPENSATION" in Part III, Item 10.

3. On January 3, 2000, the Company contracted with Junyor Investments Holdings Corp., a public relations company out of Canada, to perform the all the international investor relations services as well as the administrative duties, for a monthly fee of $8,000 plus reimbursement of all out-of-pocket expenses. The contract is for 12 months, automatically renewing for another 12-month term unless written notice of termination of the agreement is received within 30 days prior to renewal.

Beginning as early as December 1999, the Company hired a majority of their key management team on a contract/consultant basis until such time that payroll could be established. During March 2000, the Company payroll was established for the Company and all such individuals, except Mr. Jan Olivier, have become employees of the Company.


OTHER COMMITTEES:

During the first quarter of 2000, two committees were established to assist the Company on a going-forward basis:

1) Advisory Board
   --------------

SCOTT DAHNE was appointed Chairman of the Advisory Board, where he will influence WFFT's corporate direction at both the strategic and operational level. Scott is an accomplished business-consulting professional with over 20 years experience in the areas of Business Systems Integration, Engineering, and General Business Management. In addition, Scott has "Big Six" consulting experience, having practiced in the Business Systems Consulting Group at Deloitte & Touche, LLP. specializing in the application of business reengineering methods and information technology to help businesses grow and prosper in their selected markets. Prior to his experience at Deloitte & Touche, Scott spent 2 years as a Research Fellow at the Logistics Management Institute consulting to the Office of the Secretary of Defense in systems and manufacturing issues. Scott also worked with Westinghouse Electric Corporation, Litton Industries, and Texas Instruments, where he developed, planned, organized and implemented large, multi-faceted technical projects in manufacturing and advanced information systems technology. Scott holds an MBA from the University of Phoenix, an M.S. in Technical Management from Johns Hopkins University and a B.A. in Chemistry from Western Maryland College.

2) Business & Technology Advisors
   ------------------------------

Walter and Russell Williams will jointly advise WFFT in the areas of Internet security, e-commerce development, and emerging Internet technologies. For the past 20 years, these brothers have been developing technology and software applications for startup companies. Most recently, the brothers have teamed to found Walrus Corporation, an Arizona company developing interactive Internet applications.

RUSSELL WILLIAMS - In 1984 Russell started WIT Enterprises Inc., a technology consulting company. WIT provided advanced technical consulting services in the areas of product development and engineering to many large clients. These included The Toro Company, Calsonic International, Kwickset Lock Company, Weiser Lock, Schlage Lock, and Ford Aerospace. Following his tenure with WIT, Russell joined Calsonic International as the US-based Manager of Engineering Computer Systems. At Calsonic, Russell coordinated all CAD systems and office automation between the US engineering offices in five states. Currently Russell serves as the President of Interactive Development Systems, Inc. (IDS), an Arizona company, which he founded in 1994. IDS provides engineering design and prototyping services for automotive and consumer products, specializing in rapid product development and prototype systems.

WALTER WILLIAMS - Walter Williams has served as the Executive Vice President of Technology for Statim Technologies and as the VP of Development for MEBSoft Computer Corporation. Currently, Walter is the Director of Research and Development for the Institute for Fair Elections, where he has personally developed software to detect election fraud. His work with the Institute has been featured in the Wall Street Journal, Readers Digest, LA Times, 60 Minutes, Washington Journal, and many other regional and national news broadcasts. Mr. Williams brings extensive experience in executive management of technologies for startup companies.

ALAN LIKER - Mr. Liker will provide legal stability and expertise as WFFT moves into rapidly expanding regional, national and international markets. Recognized as an expert in international law, corporate governance, and taxation, Mr. Liker recently served on the Board of Directors of Budget Rent-A-Car Worldwide. He has also served as the Principal Advisor for the Shaklee Family, and currently serves on the US Parent Board of Herbalife, as well as six other foreign subsidiaries, including Japan. In addition, Mr. Liker was a principal at Xerox Development Corporation, where he had a major responsibility for the FCC's adoption of the landmark X-Ten rulemaking, covering document distribution, data transmission, and teleconferencing.

In addition to his experience as a Law professor at Harvard Law School and UCLA, he taught law at USC, and has been admitted to practice law in both New York and California. Mr. Liker is a founding member of the Pacific Rim Law Group, where he was instrumental in the facilitation of expansion efforts for many multinational corporations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

For the period beginning January 1997 through the fiscal year ending December 31, 1999, the following persons, who were directors, officers or beneficial owners of more than 10% of common stock of the Company, that failed to file, or failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

                                                                        FILING           DATE TO     DATE
            NAME                   POSITION          STATUS WITH CO.    STATUS   FORMS   BE FILED    FILED
--------------------------------------------------------------------------------------------------------------
Jan J. Olivier              Director & Officer     Current            Filed late   4        A       3/16/00
A. Richard Bullock          Director & Officer     Resigned 6/98      Filed late   4        A       3/22/00
Raymond TripHahn            Director & Officer     Resigned 12/99     Filed late   4        A       3/21/00
Dr. Claus W. Bartak         Director & Officer     Current            Filed late   3     2/25/00    3/27/00
Hawkshead Securities LTD    More than 10% of Stock Shareholder        Filed late   3        A       3/17/00
Keswick Securities          More than 10% of Stock Shareholder        Filed late   3        A       3/17/00
Puffin Corporation          More than 10% of Stock Shareholder        Filed late   3        A       3/17/00
Ravensworth Securities Corp More than 10% of Stock Shareholder        Filed late   3        A       3/17/00

Appointed Subsequent to December 31, 1999:
Wynn J. Bott                Officer                Appointed Jan-00   Filed late   3     2/25/00    3/14/00
C. Austin Burrell           Director & Officer     Appointed Jan-00   Filed late   3      3/2/00    3/14/00
Richard H Schmidt           Director & Officer     Appointed Jan-00   Filed late   3      3/2/00    3/14/00

A= Filer inadvertently failed to file required forms timely. The Form 3 or 4 filed includes all transactions which were previously unreported throughout the year. A Form 5 was required to be filed and was not. However, all transactions required to be filed on the Form 5 have now been included on Form's 3 and 4, respectively.


ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to the persons who served in the capacity of president during the three most recently completed fiscal years. The Company did not have any executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal years from inception to year ended December 31, 1999, except for its President/CEO/Director in 1997, 1998 and 1999 (see (1) below).

          ----------------------------------------------------------------------------------------------------
                                                                                                 Long-Term
                                                                                                Compensation
                                                                        Annual Compensation       Awards
                                                                     -------------------------
                                                                                               ---------------
                                                                       Salary/
                                                                        Bonus/    Other Annual    Restricted
                   Name and Principal Position               Year     Directors  Compensation   Stock Award(s)
                                                                        Fee
          ----------------------------------------------------------------------------------------------------
          JAN J. OLIVIER
          (various positions held beginning 2/96 to current)
                                                              1999     $19,450     $500,000        None
          Director, President, Chief Executive Officer(1)     1998     $24,500     $100,000        None
                                                              1997       None      $390,848        None
          ----------------------------------------------------------------------------------------------------
          A. RICHARD BULLOCK
          (various positions held from 2/95 - 6/98)
                                                              1999       N/A          N/A           N/A
          Director, Secretary, Treasurer (2)                  1998       None         None         None
                                                              1997       None       $22,987        None
          ----------------------------------------------------------------------------------------------------
          RAY TRIPHAHN
          (positions held from 2/95 - 1/00)
                                                              1999       None       $84,600        None
          Director, Vice President, Secretary (3)             1998       None         None         None
                                                              1997       None       $70,000        None
          ----------------------------------------------------------------------------------------------------
          DR. CLAUS W. BARTAK
          (positions held 2/98 to current)
                                                              1999       None       $56,400        None
          Director, Treasurer (4)                             1998       None         None         None
                                                              1997       N/A          N/A          N/A
          ----------------------------------------------------------------------------------------------------

     The transfer of shares issued to directors and officers is restricted pursuant to applicable securities laws, although some recipients have registration rights in respect of their shares, as noted herein. The aggregate number and dollar value (based on closing price on the date specified) of stock holdings of officers and directors as of March 17, 2000 were 3,776,625 shares and $36,350,016, respectively. There is no set policy for the Directors to receive compensation for services as a member of the Board of Directors, however, from time to time, the Company will issue shares for such services. The Company reappointed several new Officers and Directors of the Company in January and February 2000 (see "NEW OFFICERS/DIRECTOR" below).

(1) In April 1996, Mr. Jan J. Olivier was appointed to the office of President, Chief Executive Officer and Director, superseding Mr. Clayton M. Harman. Mr. Jan J. Olivier is not an employee of the Company. All compensation paid to him was and is for his consulting services and is paid to Cactus Consultants International, Inc. ("CCI"), a company wholly owned by Mr. Olivier. His Management Consultant Agreement, which was entered on May 1, 1996, and on April 30, 1999, was renewed to May 1, 2002, states for the Company to pay him a consulting fee of $15,000 per month. In addition, he is to receive 1% of the Company's gross sales payable quarterly, 1,667 Stock Options to purchase at $0.445 per share, with a reload of 833 Options at the same price (under the 1996 Stock Plan, see "STOCK OPTIONS" below), and he is reimbursed for all reasonable and necessary business expenses incurred in the discharge of his consulting duties. The Company agreed to pay Mr. Olivier an additional 10% of the $15,000 per month for the payroll tax burden associated with his compensation.

     In 1998, the Company agreed to a public relations monthly fee of $15,000 for services performed by CCI, expiring on August 31, 2001. See Part III,
     Item 9., "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - MANAGEMENT CONSULTANTS".

     The Company has been accruing the aforementioned expenses monthly and in lieu of payment in cash, the Company agreed to the following stock transfers to satisfy portions of the liability:

     o On November 5, 1997, CCI received 21,500 shares of common stock (of the Company in exchange for Mr. Olivier's accrued services totaling $43,000.
     o On December 31, 1997, CCI received 86,962 shares of common stock of the Company in exchange for Mr. Olivier's accrued services totaling $347,848.
     o On January 17, 1998, CCI received 5,000,000 shares of common stock of the Company in exchange for the accrued liability incurred for services performed for the Company. The Company reduced the debt owed CCI by $100,000 in exchange for these shares.
     o On November 26, 1999, the Board of Directors agreed to issue CCI 2,000,000 shares of common stock at $0.25 per share, the closing price on November 26, 1999, or $500,000. The shares were applied to the accrued balance through November 30, 1999 ($651,260), for services rendered.

     During 1999 and 1998, the Company paid cash of $19,450 and $24,500 respectively, to CCI for prior services. The balance due CCI at December 31,1999 is $189,475.

(2) On December 31, 1997, A. Richard Bullock received 6,747 shares of common stock of the Company in exchange for his Director and Officer services incurred during 1997. The shares were received as compensation for his services performed as Director and Officer of the Company, and was recorded at the value of $22,987 or $4.00 per share. These shares are held in corporate or trust names wholly owned by Mr. Bullock (2,750 shares in Braderlux.A.R.L. and 2997 in Quidquia Management Corp). Mr. Bullock resigned as Director and Officer of the Company in June 1998.

(3) On December 31, 1997, Ray TripHahn received 5,375 shares of common stock of the Company in exchange for his Director and Officer services incurred during 1997, of which 375 of the shares received were stock options exercised under the 1996 Stock Incentive Plan and recorded at a value of $50,000. The balance of 5,000 shares was for services performed for his Director and Officer positions, and was recorded at $20,000. Mr. TripHahn resigned as Director and Officer of the Company on January 23, 2000. During December 1999, the Company agreed to issue Mr. TripHahn 150,000 shares of common stock valued $0.564 per share, the low bid price on the date of the Treasury report, or $84,600 for his services performed during 1999. At December 31, 1999, Mr. TripHahn has 355,375 shares of which 200,000 shares were acquired in a transaction unrelated to the Company.

(4) During December 1999, the Company agreed to issue Dr. Claus G. J. Wagner-Bartak 100,000 shares of common stock valued $0.564 per share, the low bid price on the date of the Treasury report, or $56,400 for his services performed during 1999.


STOCK OPTION PLANS
The Company has two Stock Option Plans currently in place:

1) In 1997, the Company adopted a Retainer Stock Plan for Non-Employees, Directors and Consultants ("1997 Stock Plan"). The purposes of the Plan is to:
     a) enable the Company to promote the interests of the Company and its shareholders by attracting and retaining non-employee Directors and Consultants capable of furthering the future success of the Company and
     b) by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of the Company's common stock.

     Under this 1997 Stock Plan, the Company has registered on Form S-8 a total of 5,000,000 shares of common stock. Each stock option shall expire on the earlier of the date provided by the option term or the date which is 10 years and one day after the date of the grant. The Option price per share for any Stock Option awarded shall not be less than the greater of par value or the Fair Market Value of the share of common stock on the date the Stock Option is awarded. No one person shall receive more than 500,000 Options in any calendar year.

     During 1998, the Company issued 3,000,000 shares of common stock from this 1997 Stock Plan to consultants of the Company for prior services performed for the Company. See Part I, Item 5 "MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED OTHER STOCKHOLDER MATTERS". As of December 31, 1999, there were 2,000,000 shares available under this 1997 Stock Plan.

2) Effective August 29, 1996, the Company adopted a Stock Incentive Plan for Employees, Directors and Consultants of the Company ("1996 Stock Incentive Plan"). The purpose of this Stock Incentive Plan is to:

     o attract and retain the best available personnel for positions of responsibility within the Company,
     o    provide additional incentives to Employees of the Company,
     o provide "Directors", "Consultants" and "Advisors" of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company, and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and
     o generally, to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company's common stock and other incentives. No Option shall be granted after August 29, 2006. The term of the Option shall be five years, and in no way exceed ten years from the Date of Grant. The Option price shall be no less than 100% of the Fair Market Value ("FMV") per share on the Date of Grant, and for a Nonqualified Stock Option, no less than 85% of the FMV on the Date of Grant. If at the time of Grant a Participant is a 10% or more Stockholders, the Option price shall be no less than 110% of the FMV per share on the Date of Grant. The maximum number of shares of common stock, which may, in the aggregate, be optioned and sold or otherwise awarded under the plan, is 8,667.

     Upon the renewal of Jan J. Olivier Management Consulting Agreement in April 1999, the Company agreed to the renewal of 1,667 stock options and a reload of 833 options at a price of $0.445 per share, (see "EXECUTIVE COMPENSATION" in this section above), which were issued pursuant to the Company's 1996 Stock Incentive Plan. These options have not been exercised.

     At December 31, 1999, the balance of shares available under the 1996 Stock Incentive Plan is 5,792.


NEW OFFICERS/DIRECTORS

In an effort to entice certain Officers to work for the Company, in December 1999, the Company agreed to the following:

     o C. Austin Burrell: 1,000,000 shares of common stock valued at $564,000 and calculated by using the closing bid price of $0.564 on the date the Treasury Order was issued. On January 23, 2000, Mr. C. Austin Burrell joined the Company as President, Secretary and Chief Operating Officer, and was elected as a Director of the Company. Mr. Burrell also receives a salary for his services.

     o Wynn J. Bott: 350,000 shares of common stock valued at $197,400 and calculated by using the closing bid price of $0.564 on the date of the Treasury Order was issued. On January 14, 2000, Mr. Wynn Bott joined the Company as an Officer in the capacity of Chief Financial Officer. In addition, Mr. Bott receives a salary for his services.

     o Richard H. Schmidt: 250,000 shares of common stock valued at $141,000 and calculated by using the closing bid price of $0.564 on the date the Treasury Order was issued. In January 2000, Mr. Richard H. Schmidt joined the Company as an Officer in the capacity of Executive Vice President, Charitable Activities. In February 2000, Mr. Schmidt was appointed a Director to the Company.

     See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the next section Item 11, Part III.

Subsequent to the year ending December 31, 1999, the Company added the following Officers and/or Directors:

     o In February 2000, Mr. Michael C. Dillon joined the Company as an Officer in the capacity of Executive Vice President of Sales. Mr. Dillon receives a salary for his services in addition to a certain number of common stock undetermined at this time.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of shares of common stock of the Company on March 17, 2000 by each director and executive officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock.

-----------------------------------------------------------------------------------------------------
                                                   Shares of Common Stock Beneficially owned
                                                                Common Stock (1)
-----------------------------------------------------------------------------------------------------
                                                     Number of Shares                Percent of
                     Name and Address               Beneficially held             Ownership as of
                                                                                   March 17, 2000
-----------------------------------------------------------------------------------------------------
Jan J. Olivier (2)                                      2,076,625                      11.9%
-----------------------------------------------------------------------------------------------------
C. Austin Burrell (3)                                   1,000,000                       5.8%
-----------------------------------------------------------------------------------------------------
Dr. Claus W. Bartak (4)                                  100,000                        .6%
-----------------------------------------------------------------------------------------------------
Richard H. Schmidt (5)                                   250,000                        1.4%
-----------------------------------------------------------------------------------------------------
Wynn J. Bott (6)                                         350,000                        2.0%
-----------------------------------------------------------------------------------------------------
Hawkshead Securities                                     990,000                        5.7%
-----------------------------------------------------------------------------------------------------
Keswick Securities                                       990,000                        5.7%
-----------------------------------------------------------------------------------------------------
Puffin Corp.                                             990,000                        5.7%
-----------------------------------------------------------------------------------------------------
Ravensworth Securities Corp.                             990,000                        5.7%
-----------------------------------------------------------------------------------------------------
Cactus Consultants International, Inc. (2)              2,076,604                      11.9%
-----------------------------------------------------------------------------------------------------
All directors and executive officers as a group         3,676,625                      21.3%
-----------------------------------------------------------------------------------------------------


(1) The percentage calculation for each person or group, reflects the addition to the number of shares beneficially owned by such person or group and to the aggregate outstanding shares, the number of shares that the person or group involved has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) This total includes 20 shares held by Jan J. Olivier, 2,076,604 shares held by Cactus Consultants International, Inc., of which Jan J. Olivier is the controlling person, and one (1) share held by Ruth Olivier (Ruth Olivier is Jan J. Olivier's spouse).

(3) C. Austin Burrell was appointed President, Chief Operating Officer, Secretary and Director on January 23, 2000.

(4)  Dr. Claus W. Bartak was appointed Treasurer and Director in September 1998.

(5) Richard H. Schmidt was appointed to Executive Vice President Charitable Activities in January 2000 and Director in February 2000.

(6)  Wynn J. Bott was appointed to Chief Financial Officer on January 14, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999 and 1998, the Company issued the following shares of common stock to current or prior Officers and Directors of the Company, relatives of those Officers and Directors and other related parties, as follows:

   -------------------------------------------------------------------------------------------------------------
                          RELATIONSHIP TO          CURRETS                  DATE    NO. OF SHARES    DOLLAR
           NAME             THE COMPANY      STATUS/RELATIONSHIP    REF.   ISSUED       ISSUED       VALUE *
   -------------------------------------------------------------------------------------------------------------
   Jan J. Olivier       Officer & Director         Current          (a)    3/4/98         20          $0.02

   Ruth Olivier                N/A           Jan Olivier's Wife            3/4/98          1         $0.001
                                                                                          --         ------
               Total                                                                      21         $0.021
   -------------------------------------------------------------------------------------------------------------
   Ray TripHahn              Director               Prior           (b)   12/31/97       5,375       $70,000

   A Le Roy Anderson Trust     N/A         Trust FBO Ray TripHahn

   -------------------------------------------------------------------------------------------------------------

(a) The Company valued these shares at par value of $0.001. The shares were issued for compensation for services performed as an Officer or Director of the Company, or services performed as an independent consultant to the Company.

(b) The shares were issued for compensation for services performed as an Officer or Director of the Company, or services performed as an independent consultant to the Company. See Item 10 "EXECUTIVE COMPENSATION" #3, for a more specific description of share transactions to the Officer and Director of the Company.


       Jan J. Olivier, through his wholly owned company, Cactus Consulting International, Inc. ("CCI"), provided substantially all of the Company's corporate management and administrative services during the years ended December 31, 1999 and 1998, for which the Company accrued to CCI $441,480 and $342,820, respectively and paid cash to CCI of $19,450 in 1999 and $94,600 in 1998, respectively. The accounts payable balances on December 31, 1999 and 1998 were $189,475 and $256,439 respectively. On January 17, 1998, CCI received 5,000,000 shares of common stock of the Company in exchange for the accrued liability incurred for services performed for the Company. The Company reduced the debt owed CCI by $100,000 in exchange for these shares. On November 26, 1999, the Company agreed to issue CCI 2,000,000 shares of common stock at $0.25 per share, the low bid price on the date of the Treasury report, or $500,000. The shares were issued for prior services accrued under the Management Consulting agreement. The Company's President, Jan J. Olivier, controls CCI as owner of the company and may be considered a promoter of the Company.

ITEM 13. EXHIBITS AND REPORTS

The Company filed an 8K on February 17, 2000 regarding the change of address of the corporate offices of the registrant and the change in company name from Ranes International Holding, Inc. to WhatsForFree Inc.

Other Exhibits:
3.1    Articles of Incorporation of Registrant, including all amendments. *
3.2    By-Laws of Registrant, as amended to date. *
16 Letter on change in certifying accounting, J. Paul Kenote, Certified Public Accountant, P.C. ****
23(a) Consent of J. Paul Kenote, Certified Public Accountant, P.C. ** 23(b) Consent of Timothy L. Steers, CPA, LLC.**
27     Financial Data Schedule **

================================================================================

* Incorporated by reference from the Registrant's Registration Statement filed on June 4, 1996.
**   Filed with this registration statement.
*** Incorporated by reference from the Registrant's prior 1998 10K-SB filing on November 22, 1999.
**** Incorporated by reference from the Registrant's prior 1998 10KSB Amended on November 24, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2000               WhatsForFree Technologies Inc.
                                   (Formerly Ranes International Holding, Inc.).
                                   (Registrant)

                                   By:  /s/  Jan J. Olivier
                                      ------------------------------------------
                                             Jan J. Olivier
                                             Chief Executive Officer, Director


                                   By:  /s/  Wynn J Bott
                                      ------------------------------------------
                                             Wynn J. Bott
                                             Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                             Title                                    Date
----                                             -----                                    ----

                                    Chairman of the Board and Chief Executive
/s/ Jan J. Olivier                  Officer                                             March 27, 2000
   --------------------------
    Jan J. Olivier


                                    President, Secretary, Chief Operating Officer
/s/ C. Austin Burrell               and Director                                        March 27, 2000
-----------------------------
    C. Austin Burrell



/s/ Dr. Clause W. Wagner-Bartak     Treasurer and Director                              March 27, 2000
-------------------------------
    Dr. Clause W. Wagner-Bartak



/s/ Richard H. Schmidt              Executive Vice President, Charitable Activities     March 27, 2000
-----------------------------       and Director
    Richard H. Schmidt