Form 10QSB
period 2000-03-31
WHATSFORFREE TECHNOLOGIES INC
filed 2000-05-22
CIK 881460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                  For The quarterly period ended March 31, 2000
                         Commission File Number 0-19693

                         WHATSFORFREE TECHNOLOGIES, INC.

             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 87-0485320
           ------                                                 ----------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                               Identification No.)

                 7418 East Helm Drive, Scottsdale, Arizona 85260
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (480) 443-1111

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

  [X] Yes  [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   22,792,090
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                                 On May 18, 2000


Traditional Small Business Disclosure Format (Check One):

  [X] Yes  [ ] No

TABLE OF CONTENTS

PART I
ITEM 1.    FINANCIAL STATEMENTS.                                            F-1

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.         2


PART II
ITEM 1.    LEGAL PROCEEDINGS.                                                 6

ITEM 2.    CHANGES IN SECURITIES.                                             6

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                  10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              10

ITEM 5     OTHER INFORMATION.                                                10

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K                                   10

SIGNATURES                                                                   11

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                                                     March 31,
                                                                       2000
                                                                    (unaudited)
                                                                   -------------
                               ASSETS

Cash                                                               $  1,703,112
Account receivable                                                       65,000
                                                                   -------------
         TOTAL CURRENT ASSETS                                         1,768,112

Property and equipment - net                                            515,157

OTHER ASSETS:
     Intangible assets - net                                          4,396,895
     Deposits                                                            33,400
                                                                   -------------
                                                                      4,430,295
                                                                   -------------

                                                                   $  6,713,564
                                                                   =============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $    232,151
     Due to related parties                                             193,801
                                                                   -------------
         TOTAL CURRENT LIABILITIES                                      425,952

     COMMITMENT AND CONTINGENCIES                                             -


STOCKHOLDERS' EQUITY:
     Common Stock, $.001 par value; 50,000,000
        shares authorized; 21,959,910 shares
        issued and outstanding                                           21,960
     Additional paid-in capital                                      20,676,119
     Deficit accumulated during the development stage               (14,410,467)
                                                                   -------------
         TOTAL STOCKHOLDERS' EQUITY                                   6,287,612
                                                                   -------------

                                                                   $  6,713,564
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                 WHATSFORFREE TECHNOLOGIES, INC.
                          (Formerly Ranes International Holding, Inc.)
                                (A Development Stage Enterprise)

                                   STATEMENTS OF OPERATIONS

                                                                                       Cumulative
                                                                                    During Development
                                                          Three Months Ended              Stage
                                                    -----------------------------    February 15, 1990
                                                      March 31,       March 31,       (inception) to
                                                        2000            1999          March 31, 2000
                                                    -------------   -------------   ------------------
                                                     (unaudited)     (unaudited)        (unaudited)
REVENUES                                            $          -    $          -    $           1,624

OPERATING EXPENSES:
        Advertising expense                              417,977               -              417,977
        Bonus and incentives                           5,855,576               -            5,855,576
        Professional fees                              1,230,348          87,342            1,867,589
        Other general and administrative expenses        345,679          55,351            5,797,088
                                                    -------------   -------------   ------------------
             TOTAL OPERATING EXPENSES                  7,849,580         142,693           13,938,230
                                                    -------------   -------------   ------------------

NET LOSS                                            $ (7,849,580)   $   (142,693)   $     (13,936,606)
                                                    =============   =============   ==================
LOSS PER COMMON SHARE, basic and diluted            $      (0.44)   $      (0.02)   $           (9.28)
                                                    =============   =============   ==================
WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING, basic and diluted         17,746,440       8,426,647            1,501,433
                                                    =============   =============   ==================

   The accompanying notes are an integral part of these financial statements.

                                            WHATSFORFREE TECHNOLOGIES, INC.
                                      (Formerly Ranes International Holding, Inc.)
                                            (A Development Stage Enterprise)

                                                STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                  During Development
                                                                        Three Months Ended              Stage
                                                                  -----------------------------    February 15, 1990
                                                                    March 31,       March 31,       (inception) to
                                                                      2000            1999          March 31, 2000
                                                                  -------------   -------------   ------------------
                                                                   (unaudited)     (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                  $ (7,849,580)   $   (142,693)   $     (13,936,606)
        Adjustments to reconcile net loss to net cash
              used in operating activities:
                    Provision for losses                                     -               -              955,000
                    Amortization and depreciation                        4,125               -              140,125
                    Common stock issued in exchange for services     6,400,540         100,500            9,665,547
                    Warrants issued in exchange for services            91,345               -               91,345

              Changes in assets and liabilities:
                           Account receivables                         (65,000)              -              (65,000)
                           Prepaid expenses                             48,500         (63,000)              48,500
                           Deposits                                    (33,400)              -              (33,400)
                           Accounts payable                            186,354          75,967              580,128
                                                                  -------------   -------------   ------------------
        NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES             (1,217,116)        (29,226)          (2,554,361)
                                                                  -------------   -------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital expenditures                                    (519,283)              -             (519,283)
                                                                  -------------   -------------   ------------------
        NET CASH FLOWS USED IN INVESTING ACTIVITIES                   (519,283)              -             (519,283)
                                                                  -------------   -------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Due to related party                                        (674)              -                 (674)
              Proceeds from note payable                                     -          30,000                5,000
              Proceeds from issuance of common stock                 3,433,750               -            4,776,430
                                                                  -------------   -------------   ------------------
        NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              3,433,076          30,000            4,776,756
                                                                  -------------   -------------   ------------------

NET INCREASE IN CASH                                                 1,696,677             774            1,703,112

CASH AT BEGINNING OF YEAR                                                6,435             289                    -
                                                                  -------------   -------------   ------------------

CASH AT END OF YEAR                                               $  1,703,112    $      1,063    $       1,703,112
                                                                  =============   =============   ==================

   The accompanying notes are an integral part of these financial statements.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2000


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.       NEW SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------

         a. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method based upon the estimated useful lives of the respective assets. Property and equipment are being depreciated over a period of three to seven years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Leasehold improvements are amortized over the lesser of the lease terms or the assets' useful lives. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

                  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for all fiscal periods beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain costs, including payroll costs, incurred in connection with the development or purchase of software for internal use. The adoption of this accounting standard did not have a material effect on the condensed financial statements.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2000


         b. IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value is required. At March 31, 2000, the Company does not believe that impairment has occurred.


3.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment at March 31, 2000 is as follows:

               Computer equipment and internal use software        $    446,954

               Leasehold improvements                                     9,917

               Office furniture and equipment                            62,411
                                                                   -------------
                                                                        519,282

               Less: accumulated depreciation and amortization           (4,125)
                                                                   -------------
                                                                   $    515,157
                                                                   =============

4.       INTANGIBLE ASSETS
         -----------------

         During the three months ended March 31, 2000, the Company purchased three domain names for the purpose of developing websites. The Company has accounted for these costs in accordance with Emerging Issues Task Force Number 2000-2, "Accounting for Website Development Costs," and pursuant to Accounting Principles Board Opinion Number 17. The Company has estimated the useful life of the intangible assets to be three years and will commence amortization once the websites are placed in service.


5.       STOCKHOLDERS' EQUITY
         --------------------

         a. In January 2000, the Company purchased the right to use technology to begin focusing on Internet-based marketing and branding of free products and services. In February 2000, the Company acquired the remaining worldwide rights to the Internet-based marketing and branding of free products and services for WhatsForFree in exchange for the issuance of 2,000,000 shares of restricted common stock valued at $1.75 per share or $3,500,000 recorded as an intangible asset (see
                  Note 4).

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2000


                  In addition, on January 27, 2000, the Company granted warrants as part of the purchase price associated with the intangible asset. The total value of the warrants granted was $210,960 and was recorded as an intangible asset. The valuation of the warrants were based on the Black-Scholes Option Pricing Model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 50%; stock price of $1.66; risk free interest rate of 6%; and expected lives of 3 months to 1 year:

                  o Three month warrant to purchase 100,000 shares at $0.50 per share or $50,000. This warrant was not exercised and expired on April 27, 2000. These warrants were valued at $1.163 or $116,340.

                  o Six month warrant to purchase 100,000 shares at $1.00 per share or $100,000. This option expires July 27, 2000 and has not yet been exercised. These warrants were valued at $.6982 or $69,820.

                  o A one year warrant to purchase 100,000 shares at $2.00 per share or $200,000. This option expires January 27, 2001, and has not yet been exercised. These warrants were valued at $.248 or $24,800.

         b. During the first quarter 2000, the Company has conducted four Offerings under Regulation D, Rule 506 of the Securities Act of 1933. These offerings are exempt from registration with the SEC under Regulation D of the 1993 Act, as amended. The four Offerings raised $3,433,750 during the first quarter 2000, and Are made up of the following:

                  i. On February 15, 2000, the Company issued 500,000 shares of restricted common stock at $0.25 per share or $125,000. In addition, the Board of Directors declared a 10% stock dividend for 50,000 shares of restricted common stock to the holders valued at $0.25 per share or $12,500.

                  ii. On February 15, 2000, the Company issued 239,500 shares of restricted common stock at $0.50 per share for $119,750.

                  iii. The Company issued 1,335,000 units at $1.00 per share from an offering dated March 3, 2000. The $1.00 offering offers 1,335,000 shares of restricted common stock in total plus one warrant for each share of common stock, for the purchase of an additional share of common stock. $1,335,000 was received in cash during March 2000. The warrants may be exercised any time prior to February 5, 2001 at $2.00 per share. None of these warrants were exercised during the first quarter 2000.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2000


                  iv. The Company issued 615,333 units $3.00 per share from an offering dated March 27, 2000. The $3.00 Offering offers 5,550,000 shares of restricted common stock in total plus one warrant for each share of common stock, for the purchase of an additional share of restricted common stock. At March 31, 2000, $1,846,000 was received. The warrants may be exercised any time prior to April 1, 2001 at an exercise price of $4.00. 2,000 warrants were exercised during the first quarter 2000 for $8,000.

         c. The Company authorized a 10% stock dividend to stockholders of record as of January 31, 2000. These shares were valued at $0.30 per share or $370,016 on the date the stock dividend was declared. On March 30, 2000, 1,233,385 shares of restricted common stock were authorized for distribution.

         d. The Company agreed to issue 300,000 shares of restricted common stock to various advisors of the Company. These shares were valued at the low bid price on the date the individual agreed to join the Company, for a total of $223,275 and recorded as professional fees during the first quarter 2000.

         e. On January 10, 2000, the Company agreed to a finders fee of 75,000 shares of restricted common stock plus warrants to purchase 100,000 shares of restricted common stock at $0.50 per share expiring January 10, 2002. The payment was for finding the sellers of the domain name of Whats4Free.com and WhatsForFree.com.

                  The 75,000 shares of common stock were valued at the low bid price on the date of the agreement, of $0.809 or $60,675 and recorded as professional fees.

                  The valuation of the warrants calculated to $0.4357 and was based on the Black-Scholes Option Pricing Model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $0.86; risk free interest rate of 6%; and expected lives of 3 months to 1 year. Valuation of the warrants was based on the Black-Scholes Option Pricing Model. At March 31, 2000, the company had not exercised the warrants.

         f. On January 13, 2000, the Company contracted with a Nationwide Media for advertising at a cost of $298,000. On March 31, 2000, the Company had paid $69,445 and issued 125,000 shares of restricted common stock, which included a warrant. The warrant allows for the purchase of 50,000 shares of common stock at $2.00 per share expiring January 31, 2001. The shares issued were valued at $0.755 or $94,375 and recorded as advertising costs. The valuation of the warrants calculated to $0.3309 and was based on the Black-Scholes Option Pricing Model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $0.86; risk free interest rate of 6%; and expected lives of 3 months to 1 year. Valuation of the warrants was based on the Black-Scholes Option Pricing Model. At March 31, 2000, the company had not exercised the warrants.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2000

         g. The Company issued 3,000 shares restricted of common stock in exchange for network consulting services. These shares were valued on the date of the agreement at the low bid price of $0.364 or $5,625 and recorded as consulting services.

         h. During March 2000, the Company issued 50,000 shares of restricted common stock to a consultant for strategic planning, valued at the low bid price on the date of the agreement, or $0.364 per share or $18,200, recorded to consulting services.

         i. During the first quarter 2000, the Company issued 155,000 shares of restricted common stock to employees of the company as stock incentives to join the company. These shares were valued at the low bid price of the stock on the day they agreed to join the company, or $690,830. In addition, 1,350,000 shares of restricted common stock was issued to executive officers of the Company as a signing bonus to join the Company. These shares were valued at the low bid price the day they agreed to join the Company, or $4,946,233.

         j. During 1999, the Company issued shares of restricted common stock and warrants to a consultant for services performed. During the first quarter 2000, the Company valued 300,000 warrants using the Black-Scholes Option Pricing Model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $1.93; risk free interest rate of 6%; and expected lives of 3 months to 1 year. The valuation of the warrants calculated to $0.1041 per share or $31,230 and was recorded to consulting fees. The warrants are exercisable at $4.00 per share prior to February 1, 2000.

                  The Company has disputed the value of the services and the consultant has disagreed with such dispute. In an effort to end the disparity, the Company paid the consultant $200,000 cash and issued 100,000 shares of common stock valued at $10,410, and reduced 100,000 of the warrants that were available to the consultant. The consultant has forfeited his rights to the remaining 200,000 warrants.

         k. During the first quarter of 2000, the Company issued 75,000 shares of common stock for legal services valued at the low bid price on the date of issuance of $368,750 and recorded as professional fees.


6.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         a.       OPERATING LEASES

                  In February and March 2000, the Company entered into a three year operating lease agreement for its office facilities.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2000


                  Aggregate future lease payments under these non-cancelable leases are as follows for the years ending subsequent to December 31, 1999:

                      Years ending December 31:
                      -------------------------
                              2000                                  $    76,713
                              2001                                       92,457
                              2002                                       98,245
                              2003                                       12,245
                                                                    ------------
                      Total minimum future lease payments           $   279,660
                                                                    ============

                  On April 20, 2000, the Company entered into a Lease Agreement for a total of 23,421 square feet in a building nearby the existing offices. The Company began occupancy on April 28, 2000. (See Note 11 "MATERIAL SUBSEQUENT EVENTS").

         b. On February 29, 2000, the Company agreed to engage Net Services Marketing Inc., a public relation consultant, to provide public relations services for one year. The Company paid a total of $150,000 during the first quarter 2000.

         c. On March 8, 2000, the Company contracted with a company out of Utah, for the Web Development Services beginning February 2000 for a total of $215,040. As of March 31, 2000, the Company paid $31,200 towards their services performed.

                  On March 29, 2000, the Company agreed to order a majority of the Sun hardware equipment and certain software through this Utah based company. Total costs are estimated at approximately $1,200,000 and such costs are expected to be acquired through a lease-to-purchase financing arrangement. No costs were incurred as of March 31, 2000.

         d. On March 20, 2000, the Company contracted with EMC Corporation to purchase $1,091,760 worth of computer hardware and software for infrastructure development related to its web site. Payment terms are net 30 days with shipment contingent upon a $200,000 down payment (paid in April 2000) to EMC Corporation. Terms of the agreement require that 10% of the balance due be paid in warrants (the right to purchase common stock) in the Company. After 30 days, monthly lease payments of $26,995 (plus taxes) are due for 36 months.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2000

         e. On March 15, 2000, the Company contracted services with a major communications Corporation to deliver Internet access service consisting of a dedicated, high-speed network connection between the Company's premises and the Internet Protocol Network, and routing services. Set-up costs are anticipated to be less than $10,000 and the monthly costs as high as $60,000. Costs are based on inbound and outbound utilizations. These services are in the process of being established and as of March 31, 2000, no costs have been paid.


7.       MATERIAL SUBSEQUENT EVENTS
         --------------------------

         a. On April 3, 2000, the Company contracted with Performance Capital Corporation for corporate consulting services related to general business issues, covering a period of one year. The Company agreed to issue Performance Capital 200,000 shares of its common stock in return for consulting services amounting to $1,824,000.

         b. On April 20, 2000, the Company entered into a lease agreement for office space of approximately 23,400 square feet plus the improvements to the space. The lease commenced on April 21, 2000 for a term of six months. Rent during the term is $15,104 (including taxes) per month plus 100% of common area maintenance expenses. The Company also provided a $50,000 security deposit (paid in April 2000). The Company occupied the space beginning April 21, 2000 and has moved all employees over to this space except the Web site designers and developers (approximately 40 employees) who temporarily remain in the existing leased space.

                  On May 12, 2000, the Company entered into an Option Agreement granting the Company the right to purchase the office building. If the Company purchased the office building, additional consideration of $485,000 in cash, $700,000 in shares of the Company's restricted common stock, and to pay off or refinance the existing mortgage of $1,390,000. The option expires on October 26, 2000.

         c. As of May 10, 2000, the Company raised an additional $3,720,000 from the private placements and all of the Offerings have been completed (see Note 5 "STOCKHOLDERS EQUITY").

d. On April 20, 2000 the Company entered into a Letter of Intent with Cisco Systems Capital Corporation to provide specific financing for Cisco System products purchased by the Company. Financing may be provided up to $2,000,000. The details of the financing arrangements are currently being negotiated.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (formerly Ranes International Holding, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2000


         e. The Company has committed to the following hardware and software agreements since March 31, 2000, which are estimated at the aggregate purchase price of $1,979,360. The Company is considering financing all or a portion of these costs through a leasing company:

                  1. On April 6, 2000, the Company contracted with EMC Corporation to purchase $304,300 worth of computer hardware and software for its infrastructure development related to its web site. Terms of the agreement call for a $50,000 down payment (paid in April 2000) due on order and monthly lease payments of $7,698 per month for 36 months (excluding taxes).

                  2. On April 24, 2000, the Company further contracted with EMC Corporation to purchase $1,112,760 worth of computer hardware and software for infrastructure development related to its web site. Payment terms are net 30 days with shipment contingent upon a $200,000 down payment (paid in April 2000) to EMC Corporation.

                  3. On April 24, 2000, the Company also contracted with EMC Corporation to purchase $312,300 worth of computer hardware and software for infrastructure development related to its web site. Payment terms are net 30 days with shipment contingent upon a $50,000 down payment (paid in April 2000) to EMC Corporation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Those statements may include projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to our Web-site, products or services, as well as assumptions relating to the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99, which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-QSB. WhatsForFree undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This Report should be read in conjunction with our Report on Form 10-KSB for the fiscal year ended December 31, 1999.

OVERVIEW

         WhatsForFree is a development stage, Internet company whose primary business objective is to provide innovative, online marketing channels for businesses, charitable organizations and advertising firms focusing on promotional offers of free products and services. We also intend to utilize information we gather concerning consumer preferences and demographics to offer advertising services, develop in-house proprietary heuristics, web-hosting and site development capabilities, and package, market and sell our commercialization services to other Web entrepreneurs.

         Our Internet business plan was developed in 1999, and we have yet to generate any revenues or to launch our Web-site, Whats4free.com, which is currently scheduled for launch at the end of the second quarter of 2000. Once we have successfully launched our Web-site, we intend to generate revenues in a number of areas, including:


  o        fees from customer acquisition for Partners,


         o        sales of banner advertising on the Web-site,

         o e-commerce revenues through sales of products and services that are not offered for free,

         o        support of charitable and related not-for-profit activities,

         o fees paid by regional partners for exclusivity rights and new client introductions,

         o sale of database and related information concerning consumers and providers,

         o        fees from a membership program,

         o        development of partner Web-sites, and

         o        partner ISP support fees.

         We have incurred significant losses since the adoption of our Internet business plan. These losses resulted primarily from costs related to developing our Web-site, retention of key personnel, developing or acquiring technologies to be used in our business and general corporate overhead. We expect to continue incurring net losses for the foreseeable future, based in part on the following:

         o We will incur substantial marketing expense in order to advertise and promote our Web-site, to establish a consumer and provider base and to increase the usage of our Web-site.

         o Increased usage of our Web-site will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology.

         o Our operating expenses will continue to increase as we expand the technical capabilities of our Web-site, solicit potential advertisers and undertake to monitor usage of our Web-site and develop consumer and provider profiles for our database.

         If our revenue growth is slower than anticipated or our operating expenses exceed our expectations, our losses will be significantly greater than anticipated. We may never achieve or sustain profitability.


Recent Developments

During the first quarter 2000, the Company has entered into a letter of intent with NOW Check Cashing, Inc. ("NCCI") out of Atlanta, Georgia. This acquisition is contingent upon approval by the Board of Directors upon the completion of an independent audit of NCCI's financial statements covering a period of three years. This letter of intent has been cancelled.

PLAN OF OPERATIONS

         KEY BUSINESS OBJECTIVES. Our plan of operations for the next twelve months is to focus our efforts on:

         o        initiating our Web-site operations;
         o identifying opportunities that will materialize as a result of the positioning of our Internet offering;
         o strengthening alliances with our service providers and increasing the number and scope of our strategic partnerships;
         o        enhancing our Web-site offerings; and
         o initiating advertising and promotional campaigns for our Web-site.

         FINANCING AND PERSONNEL. We are currently engaged in a milestone-driven, staged funding and development process. The initial phases of that process were completed with closure of seed funding of approximately $7.1 million. Mission critical resources have been contracted, tasked and developed, and we are now moving forward to the final testing phases prior to launch. Key personnel and support staff, including Web page designers, developers, coders and writers, have been hired. Our staff was comprised of approximately 100 employees at May 10, 2000, and we expect to increase the number of employees to more than 250 by the end of 2000.

         EQUIPMENT ACQUISITIONS. We are committed to the utilization of industry standard platforms. Strategic alliances and core infrastructure components have been negotiated with Cisco, Sun, Oracle, EMC and Q-west. We will utilize an Oracle database and financial systems running on Sun servers, with communications supported by Cisco and Q-west, and storage by EMC. Citrix will be used for customer solutions. We expect to continue to negotiate alliances with these and other software and service providers, in part, through the exchange of common stock for goods or services.

         FUTURE CAPITAL REQUIREMENTS. We do not believe that our current cash reserves will be adequate to meet our cash needs during the next twelve months. We anticipate seeking additional funding during the next twelve months, including funding from strategic partners and investment banking and venture capital sources. We rely upon our ability to raise capital by the sale of our common stock, the barter of our common stock for required operating and promotional products and services, and the incurrence of indebtedness to fund operations.

RESULTS OF OPERATIONS:

Revenues

         We did not record revenues during the quarters ended March 31, 2000 or March 31, 1999.

Advertising Expense

         Advertising expenses consist primarily of marketing and promotional costs related to developing our brand and generating interest in our Web-site launch, as well as personnel and other costs. Advertising expense was $417,977 for the three months ended March 31, 2000. We did not purchase any advertising during the corresponding period of 1999, as we had no activities or business plan at that time. From time to time, we have retained the services of various companies in exchange for shares of our common stock and expect to continue to do so in the future.

Bonus and Incentives

         Bonuses and incentives expenses are non-cash charges arising from the issuance of restricted common stock to our employees at the fair value of these shares as of the date of issuance. Bonus and incentives was $5,855,576 for the three months ended March 31, 2000 and zero for the three-month period ended March 31, 1999. This increase was primarily due to the grants of signing bonuses, paid in the form of common stock, to key individuals retained by us during the first quarter of 2000.

Professional Fees

         Professional fees consist primarily of fees paid to lawyers, accountants and other professionals and consultants relating to our preparations for the launch of our Web site. Professional fees for the three-months ended March 31, 2000 increased to $1,230,348 from $87,342 for the three-month period ended March 31, 1999. This increase is primarily due to the retention of legal representation for the purpose of the start-up and establishing our policies and procedures. A portion of this expense was incurred in the form of exchanges of our common stock for services.

General and Administrative Expenses

         General and administrative expenses principally consist of payroll and related overhead costs related to the general management, investor relations, finance and human resource functions. General and administrative expenses for the three-month period ended March 31, 2000 increased to $345,679, from $55,351 for the three-month period ended March 31, 1999. This increase is due to an increase in the number of employees to approximately 65 employees at March 31, 2000 and other costs associated with the anticipated launch of our Web site.

Interest and Taxes

         No interest expense was incurred during the three month periods ending March 31, 2000 or March 31, 1999. We have and had no debentures or other financing liabilities during these periods. We have a net operating loss carryover as of December 31, 1999 of approximately $5,991,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the net operating loss carryovers will expire between the years 2005 and 2014.

Net Loss

         Our net loss for the three-month period ended March 31, 2000 was $7,849,580, compared to a net loss of $142,693 for the three-month period ended March 31, 1999. This increase is primarily due to the issuance of signing bonus grants to newly retained officers and employees in addition to an increase in legal and professional fees associated with our establishment of company policies and procedures. These losses reflect the fact that we did not achieve material revenues in either period. We anticipate that losses will continue as we increase our operating expenses to carry out our plan of operations. In particular, we have recently increased our advertising expenses associated with carrying out a marketing plan promoting our business and Web site. These advertising expenses may not result in increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

         We have relied almost exclusively on equity financing to fund our operations and capital expenditures. In the three-month period ending March 31, 2000, our operating working capital (defined as current assets less current liabilities) increased by $1,527,497. This increase was primarily a result of a private placement of common stock, which raised $3,433,998.

         We expect to purchase additional computer related equipment and software for approximately $4,300,000 during 2000. We are currently negotiating financing arrangements through several leasing companies.

         We have the option to purchase the building, which we leased in April 2000 of approximately 23,400 square feet, to support our expansion. Should we decide to negotiate the purchase of the office building, the purchase price will be approximately $2,600,000 and may be funded through a combination of our common stock and cash.

Year 2000 Readiness Disclosure

         As of the date of this filing, we have not incurred any significant business interruptions as a result of Y2K issues. In January 2000, we purchased new computers along with a new software programs and a new network system. We have updated the software that we utilize. We anticipate that these software updates will reflect the revisions required to accommodate transactions in the year 2000 and thereafter. We do not anticipate significant problems relating to our computer entries in the year 2000 or thereafter. We have not incurred significant costs in preparation of Y2K issues. No key suppliers or customers have reported any issues related to year 2000 that might cause an material adverse affect on our business operations.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has not been involved in any litigation during the period covered by this report.


ITEM 2.  CHANGES IN SECURITIES.

MARKET INFORMATION

Prior to May 1, 1995, there was no public market for the Company's common stock. Since May 1, 1995, the National Quotation Bureau, Inc has quoted the Company's common stock in the National Daily Quotation Service ("Pink Sheets") published daily. The Company's trading symbol was changed from "BFTI" to "BFTK" in connection with the Company's December 2, 1996, reverse stock split; then again to "RIHI" with the name change referred to in Item 1 and the 1 for 100 reverse stock split in January 1998. Effective December 28, 1999, the Company began trading under the symbol "WFFT" and quotations are available through the Electronic Bulletin Board.

A 1 for 3 reverse stock split was effective December 2, 1996. A 1 for 100 reverse stock split was authorized on January 17, 1998 and effective on March 6, 1998. The authorized stock remained at 50,000,000 shares of common stock. All figures in this Quarterly Report give effect to such reverse stock splits, and previously stated numbers of shares are appropriately restated, unless otherwise indicated. All statements in this annual report should be read in conjunction with and are qualified by the other information and financial statements (including the notes thereto) appearing elsewhere in this Quarterly Report and the previously filed Annual Report.

On April 13, 2000, the Company officially filed an application to be listed on the American Stock Exchange. Notification of approval may take up to several weeks. If approved, the Company will begin trading under the ticker symbol of FWF.

The Company's authorized common stock consists of 50,000,000 shares, $.001 par value per share. On May 10, 2000, there were 22,792,090 shares of common stock outstanding.

On May 10, 2000, the high, low and closing bid price of the Company's common stock, as reported on the OTC Bulletin Board by NASDAQ Trading and Marketing Services, were $ 6.44, $ 5.91 and $6.25 respectively.

HOLDERS

The approximate number of stockholders of record of the Registrant's common stock as of the close of business on May 10, 2000 was 691, including brokerage houses holding stock for an unknown number of stockholders. The Company's transfer agent and registrar for the common stock is National Stock Transfer Co., Salt Lake City, Utah.

DIVIDENDS

The Company paid a 10% stock dividends on its common stock on March 30, 2000 for shareholders of record as of January 31, 2000. All stock issued for this dividend is subject to the 12-month holding period and other applicable requirements under Rule 144 of the Securities Act of 1933. The Company had no earnings, consequently, has never paid cash dividends on its common stock and does not intend to do so in the near future. The Company currently intends to retain its earnings, if any, for the operation, equipment purchases and expansion of its business. The Company's present policy is to apply available working capital to expansion and acquisition.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES


1. During the first quarter 2000, the Company has conducted four Offerings under Regulation D, Rule 506 of the Securities Act of 1933, as amended. The following four offerings raised $3,425,750 during the first quarter 2000:

         (a) On February 15, 2000, the Company issued 500,000 shares of common stock at $0.25 per share or $125,000. In addition, the Board of Directors declared a 10% stock dividend for 50,000 shares of restricted common stock to the holders valued at $0.25 per share of $12,500.
         (b) On February 15, 2000, the Company issued 239,500 shares of common stock at $0.50 per share for $119,750.
         (c) The Company issued 1,335,000 units at $1.00 per share from an offering dated March 3, 2000. The $1.00 offering offers 1,335,000 shares of common stock in total plus one warrant for each share of common stock, for the purchase of an additional share of common stock. $1,335,000 was received in cash during March 2000. The warrant may be exchanged any time prior to February 5, 2001 at an exercise price of $2.00. None of these warrants were exercised during the first quarter of 2000.
         (d) The Company agreed to issue 615,333 shares of common stock at $3.00 per share from an Offering dated March 27, 2000. The $3 Offering offers 5,550,000 shares of common stock in total. Each share of common stock is given one warrant for the purchase of an additional share of common stock. $1,846,000 was received as of March 31, 2000. The warrants may be exchanged any time prior to April 1, 2001 at an exercise price of $4.00. 2,000 warrants were exercised during the first quarter 2000 for $8,000.

         Subsequent to March 31, 2000, all of the Offerings have been completed of which all monies are expected to be used towards the purchase of computer equipment and software, web design, materials, consultants and operating capital needs to initiate the Company's entry into the Internet marketplace.

2. On February 15, 2000 the Company issued shares of common stock, as follows:

                                                           No. Of
            Purchaser                          Ref.        Shares
            ---------                          ----        ------
            Scott Dahne                        (a)         250,000
            Russell Williams                   (b)          25,000
            Walter Williams                    (b)          25,000
            James Hinton, Jr.                  (c)       1,000,000
            John & Vanessa Kirk                (c)       1,000,000
            News USA                           (d)         125,000
            Kaufman & Associates               (e)          75,000
            WAVZ Research                      (f)           3,000


         (a) For services performed as Chairman of the Advisory Board and as a Strategic and Operational Advisor to the Company. These shares were recorded at the low bid price of $0.408 or $102,000 on
                January 4, 2000, the date agreed to join the company.
         (b)    For services performed as Technical Advisors and Strategic and
                Operational Advisors to the Company on Internet security,
                e-commerce development, and emerging Internet technologies. These shares were recorded at the low bid price of $1.813 or $90,600 on February 4, 2000, the date they became advisors to the Company.
         (c) In January 2000, the Company purchased the licensing agreement plus all remaining license rights for Whats4Free.com for an additional 2,000,000 shares of common stock valued at the low bid price on February 11, 2000, the date of the agreement, of $1.75 or $3,500,000. Use of the license gives the right to use the property for commercial purposes including the distinguishing marks for and in connection with providing advertising services on the websites and providing search services and links to other websites directly to the public.

         (d) Shares issued for advertising services for the Company in exchange for common stock valued on January 13, 2000, the date of the agreement, at the low bid price of $0.755 or $94,375. This Nationwide publicity agreement guarantees over 31,200 favorable media story placements in newspapers and on radio stations across the nation.
         (e) Shares issued as a finders fee for current services in fining the sellers of Whats4Free.com and future services in assisting the Company in locating possible business acquisitions, joint ventures or other strategic relationships. These shares were valued on the low bid price on the date of the agreement, January 10, 2000, of $0.809 or $60,675.
         (f) Shares were issued in exchange for network consulting services, and were valued on the date of the agreement, February 7, 2000 at the low bid price of $0.364 or $5,625.

         All shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

3. On February 15, 2000, the Company issued 50,000 shares of its common stock to Pat Passenheim, the Companies legal counsel, in exchange for legal services. These shares were issued pursuant to services performed as required under the 1997 Retainer Stock Plan for Non-Employee Directors and Consultants ("the 1997 Stock Plan"). These shares were registered with the Securities and Exchange Commission on August 8, 1998, on Form S-8. These shares are valued at the at the low bid price on the date of issuance of $1.75 or $87,500.

4. On March 17, 2000, the Company issued a combined total of 75,000 shares of its common stock to two new members of the Advisory Board, Terry Gardner and Alan D. Liker, for services to be performed as Advisors to the Company. These shares were valued on January 4, 2000, the date of their agreements, and at the low bid price of $0.409 or $30,675. All shares were issued pursuant to the exemption from registration under
         Section 4(2) of the Securities Act of 1933.

5. On March 17, 2000, the Company issued 50,000 shares of its common stock to a consultant for strategic planning, valued at the low bid price on the date of the agreement, or $0.364 per share or $18,200. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

6. On March 20, 2000, the Company issued 92,500 shares of common stock to five employees of the Company as a signing bonus to join the Company. These shares were valued using the low bid price on the date they agreed to join the Company or $492,220 in aggregate. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

7. On March 22, 2000, the Company issued 25,000 shares of common stock to a legal firm, for legal services performed in conjunction with the Offering Memorandums. These shares were issued pursuant to services performed as required under the 1997 Retainer Stock Plan for Non-Employee Directors and Consultants ("the 1997 Stock Plan"). These shares were registered with the Securities and Exchange Commission on August 8, 1998, on Form S-8. These shares are valued on March 22, 2000 at the low bid price of $11.25 or an aggregate of $281,250.

8. On March 30, 2000, the Company issued, in aggregate, 873,385 shares of common stock to approximately 563 shareholders as a 10% Stock Dividend to shareholders of record on January 31, 2000. Such shares were valued at $0.30 per share or $262,016.

         The Board of Directors of the Company agrees to issue 360,000 shares of common stock to the following, as payment of the 10% stock dividend:

                                                                            No. Of
            Name                                  Position/Affiliation      Shares
            ----                                  --------------------      ------
            Wynn J. Bott                                Officer              35,000
            C. Austin Burrell                      Officer & Director       100,000
            Richard Schmidt                        Officer & Director        25,000
            Cactus Consulting International, Inc.   Related Party *         200,000

         * Cactus Consulting International, Inc. ("CCI"), provided substantially all of the Company's corporate management and administrative services during the years ended December 31, 1999 and 1998. CCI is wholly owned by Jan J. Olivier, the Company's CEO and Chairman of the Board.

         Such shares were valued at $0.30 per share or $108,000 and will be issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

9. During the first quarter of 2000, ten employees of the Company agreed to signing bonus to join the Company, in exchange for an aggregate of 1,412,500 shares of common stock valued on the date they agreed to join the company, for an aggregate value of $5,144,843:

                                                                       No. Of
                   Name                      Position/Affiliation      Shares        Total Value
                   ----                      --------------------      ------        -----------
                   Michael Dillon             Officer since 2/00       350,000       $   634,233
                   Avery Martinez            Officer since 3/7/00     1,000,000      $ 4,312,000
                   Other Employees                 Employee            62,500        $   198,610

         Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no material default in the payment of principal, interest or any other material default not cured within 30 days.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION.
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A.  Exhibits:

10.1     Jan J. Olivier Employment Agreement dated April 30, 1999.
10.2 Cactus Consulting International, Inc. Public Relation Agreement dated August 31, 1998.
27       Financial Data Schedule
99 Private Securities Litigation Reform Act of 1995- Safe Harbor Compliance Statement for Forward-Looking Statements.

B.       Reports on Form 8K

         a. The Company filed an 8K on February 17, 2000 regarding the change of address of the corporate offices of the registrant and the change in company name from Ranes International Holding, Inc. to WFFT.
         b. The Company filed an 8K on April 7, 2000 regarding a change in Certified Public Accountants (Item 4 of section 304 (a)).


================================================================================

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 18, 2000                      WhatsForFree Technologies Inc.



                                        By: /s/ Jan J. Oliver
                                            ------------------------------------
                                            Jan J. Olivier
                                            Chief Executive Officer, Director




                                         By: /s/ Wynn J. Bott
                                             -----------------------------------
                                             Wynn J. Bott
                                             Chief Financial Officer