Form 10QSB
period 2000-06-30
WHATS FOR FREE TECHNOLOGIES INC
filed 2000-08-25
CIK 881460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                  For The quarterly period ended June 30, 2000
                         Commission File Number 0-19693

                       WHAT'S FOR FREE TECHNOLOGIES, INC.

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

                                   24,806,953
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                               On August 21, 2000


Traditional Small Business Disclosure Format (Check One):

  [X] Yes  [ ] No

TABLE OF CONTENTS

PART I
ITEM 1.           FINANCIAL STATEMENTS.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


PART II
ITEM 1.           LEGAL PROCEEDINGS.

ITEM 2.           CHANGES IN SECURITIES.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5            OTHER INFORMATION.

ITEM 6.           EXHIBITS AND REPORT ON FORM 8-K.

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2000
                                   (unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash                                                          $    223,070
     Prepaid consulting fees                                            750,500
     Other receivables                                                    5,298
                                                                   -------------
        TOTAL CURRENT ASSETS                                            978,868
                                                                   -------------

PROPERTY AND EQUIPMENT - at cost, net                                 3,510,123

OTHER ASSETS:
     Intangible assets                                                4,195,144
     Other deposits                                                   1,610,000
     Security deposits                                                   83,400
                                                                   -------------
                                                                      5,888,544
                                                                   -------------

                                                                   $ 10,377,535
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $  1,207,013
     Accrued expenses                                                    59,591
     Current portion of capital leases payable                          319,949
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                     1,586,553

CAPITAL LEASES PAYABLE, net of current portion                          762,075

COMMITMENT AND CONTINGENCIES                                                  -

STOCKHOLDERS' EQUITY:
     Common Stock, $.001 par value; 50,000,000 shares
        authorized; 24,841,884 shares issued and outstanding             24,842
     Additional paid-in capital                                      30,860,196
     Less: Common stock subscription receivable                        (800,000)
     Deficit accumulated during the development stage               (22,056,131)
                                                                   -------------
        TOTAL STOCKHOLDERS' EQUITY                                    8,028,907
                                                                   -------------

                                                                   $ 10,377,535
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                                   WHATSFORFREE TECHNOLOGIES, INC.
                                            (Formerly Ranes International Holding, Inc.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS

                                                                                                                      Cumulative
                                                                                                                      During the
                                                                                                                  Development Stage
                                                    Three Months Ended June 30,      Six Months Ended June 30,    (February 15, 1990
                                                   -----------------------------   -----------------------------   (inception) to
                                                        2000            1999            2000            1999        June 30, 2000)
                                                   -------------   -------------   -------------   -------------  -----------------
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUES                                           $          -    $          -    $          -    $          -    $      1,624

OPERATING EXPENSES:
       Advertising and marketing                        327,392               -         745,369               -         745,369
       Bonus and incentives                              96,772               -       5,952,348               -       5,952,348
       Consulting fees                                3,518,795          62,625       3,658,791         100,125       3,658,791
       Professional fees                                984,801          60,186       2,075,152          60,186       2,075,152
       Wages and salaries                             1,267,463               -       1,460,690               -       1,460,690
       Other general and administrative expenses      1,386,092          53,034       1,538,546         158,227       7,723,169
                                                   -------------   -------------   -------------   -------------   -------------
           TOTAL OPERATING EXPENSES                   7,581,315         175,845      15,430,896         318,538      21,615,519
                                                   -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                                 (7,581,315)       (175,845)    (15,430,896)       (318,538)    (21,615,519)

INTEREST EXPENSE, net                                    (8,474)              -          (8,474)              -          (3,846)
                                                   -------------   -------------   -------------   -------------   -------------

NET LOSS                                           $ (7,589,789)   $   (175,845)   $(15,439,370)   $   (318,538)   $(21,619,365)
                                                   =============   =============   =============   =============   =============

LOSS PER COMMON SHARE, basic and diluted           $      (0.33)   $      (0.02)   $      (0.80)   $      (0.04)   $     (10.92)
                                                   =============   =============   =============   =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING, basic and diluted         22,795,846       8,726,647      19,244,495       8,576,647       1,980,077
                                                   =============   =============   =============   =============   =============

                             The accompanying notes are an integral part of these financial statements.

                                                                 F-2

                                                   WHATSFORFREE TECHNOLOGIES, INC.
                                            (Formerly Ranes International Holding, Inc.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS

                                                                                                                      Cumulative
                                                                                                                      During the
                                                                                                                  Development Stage
                                                       Three Months Ended June 30,    Six Months Ended June 30,   (February 15, 1990
                                                       ----------------------------  ----------------------------   (inception) to
                                                            2000           1999           2000           1999        June 30, 2000)
                                                       -------------  -------------  -------------  -------------  -----------------
                                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $ (7,589,789)  $   (175,845)  $(15,439,370)  $   (318,538)  $(21,619,365)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for loan losses                                   -              -              -              -        955,000
      Amortization and depreciation                          87,831              -         91,956              -        227,956
      Common stock issued and warrants
        granted for services                              3,850,001              -     10,341,886        100,500     13,607,141
  Changes in assets and liabilities:
    Other receivables                                        59,702              -         (5,298)          (375)        (5,298)
    Prepaid expenses                                           (500)        62,625         48,000              -         48,000
    Accounts payable and accrued expenses                 1,034,756         98,645      1,221,111        174,612      1,614,885
                                                       -------------  -------------  -------------  -------------  -------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          (2,557,999)       (14,575)    (3,741,715)       (43,801)    (5,171,681)
                                                       -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                 (785,000)             -       (818,400)             -       (818,400)
  Purchase of intangible assets                             (18,344)             -        (18,344)             -        (18,344)
  Capital expenditures                                   (1,873,515)             -     (2,392,798)             -     (2,392,798)
                                                       -------------  -------------  -------------  -------------  -------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES              (2,676,859)             -     (3,229,542)             -     (3,229,542)
                                                       -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of loans payable - related party                (193,801)             -       (194,475)             -       (194,475)
  Proceeds from issuance of note payable                          -         14,306              -         44,306          5,000
  Payments of capital leases payable                        (64,036)             -        (64,036)             -        (64,036)
  Proceeds from the exercise of warrants
    and issuance of common stock                          4,012,653              -      7,446,403              -      8,876,180
                                                       -------------  -------------  -------------  -------------  -------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           3,754,816         14,306      7,187,892         44,306      8,622,669
                                                       -------------  -------------  -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH                          (1,480,042)          (269)       216,635            505        223,070

CASH AT BEGINNING OF PERIOD                               1,703,112          1,063          6,435            289              -
                                                       -------------  -------------  -------------  -------------  -------------

CASH AT END OF PERIOD                                  $    223,070   $        794   $    223,070   $        794   $    223,070
                                                       =============  =============  =============  =============  =============


                             Supplemental Disclosure of Non-Cash Flow Investing and Financing Activities

Issuance of common stock as payment for future
  advisory services                                    $    750,000   $          -   $    750,000   $          -   $    750,000
                                                       =============  =============  =============  =============  =============
Issuance of common stock for deposit on building       $    875,000   $          -   $    875,000   $          -   $    875,000
                                                       =============  =============  =============  =============  =============
Issuance of common stock from leasehold improvements   $      2,983   $          -   $      2,983   $          -   $      2,983
                                                       =============  =============  =============  =============  =============
Capital leases payable from purchase of computer
  equipment and software                               $  1,146,060   $          -   $  1,146,060   $          -   $  1,146,060
                                                       =============  =============  =============  =============  =============
Warrants granted in the purchase of computer
  equipment and software                               $     60,238   $          -   $     60,238   $          -   $     60,238
                                                       =============  =============  =============  =============  =============
Issuance of common stock from purchase of
  intangible assets                                    $          -   $          -   $  3,500,000   $          -   $  3,500,000
                                                       =============  =============  =============  =============  =============
Issuance of common stock for subscriptions receivable  $    800,000   $          -   $    800,000   $          -   $    800,000
                                                       =============  =============  =============  =============  =============
Issuance of common stock from 10% stock dividend       $     55,875   $          -   $    438,391   $          -   $    438,391
                                                       =============  =============  =============  =============  =============

                             The accompanying notes are an integral part of these financial statements.

                                                                 F-3

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

         b. IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value is required. At June 30, 2000, the Company does not believe that impairment has occurred.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

3.       OTHER RECEIVABLES
         -----------------

         At June 30, 2000, included in other receivables is a balance due from Cactus Consulting International Inc., ("CCI") (wholly owned by Jan Olivier, a shareholder and Chief Executive Officer of the Company) for $2,839. The loan is for past services performed by CCI and is non-interest bearing, unsecured and has no specific due date for repayment.

4.       PROPERTY AND EQUIPMENT
         ----------------------

         At June 30, 2000, property and equipment is as follows:

         Computer equipment and internal use software             $   1,919,757
         Leasehold improvements                                          94,667
         Office furniture and equipment                                 131,357
         Computer equipment held under capital leases                 1,456,298
                                                                  --------------
                                                                      3,602,079
         Less: Accumulated depreciation and amortization                (91,956)
                                                                  --------------
                                                                  $   3,510,123
                                                                  ==============

5.       INTANGIBLE ASSETS
         -----------------

         At June 30, 2000, the Company has several domain names for a total of $4,195,144. The Company has accounted for these costs in accordance with Emerging Issues Task Force No. 2000-2, "Accounting for Website Development Costs," and Accounting Principles Board Opinion No. 17, "Intangible Assets". In addition, the Company has estimated the useful life of the intangible assets to be three years and will commence amortization on July 11, 2000, the date the websites were placed in service.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


6.       CAPITAL LEASES PAYABLE
         ----------------------

         On May 19, 2000, the Company entered into agreements to lease computer equipment and software. The Company made an initial payment for $250,000 and granted 17,835 warrants valued at $60,238 (see Note 7
         (y)). In addition, the minimum futures lease payments under capital leases as of June 30, 2000 for each of the next four years are as follows:

         Year end December 31,
         2000                                                    $      181,271
         2001                                                           435,050
         2002                                                           435,050
         2003                                                           181,271
                                                                 ---------------
         Total minimum lease payments                            $    1,232,642
         Less:  Amounts representing interest                          (150,618)
                                                                 ---------------
         Present value of net minimum lease payments                  1,082,024
         Less: Current portion                                          319,949
                                                                 ---------------
                                                                 $      762,075
                                                                 ===============

         The capital leases are payable in monthly installments range from $8,044 to $28,200 per month, including interest at 9.16%. The interest rate was imputed based on the lower of Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

7.       STOCKHOLDERS' EQUITY
         --------------------

         a. In January 2000, the Company acquired rights to certain domain names in exchange for the issuance of 2,000,000 shares of restricted common stock valued at $1.75 per share and recorded an intangible asset for $3,500,000 (see Note 5).

         b. On January 27, 2000, the Company granted warrants to an investor relations firm for services. The total value of the warrants granted was $210,960 and was recorded to professional fees. The valuation of the warrants were based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 50%; stock price of $1.66; risk free interest rate of 6%; and expected lives of 3 months to 1 year.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


7.       STOCKHOLDERS' EQUITY (Continued)
         --------------------------------

         The following is a summary of the warrants granted on January 27, 2000:

                  i. A warrant to purchase 100,000 shares at an exercise price of $0.50 per share was granted. These warrants were valued at $116,340 and during the six months ended June 30, 2000, these warrants were exercised for $50,000.

                  ii. A warrant to purchase 100,000 shares at an exercise price of $1.00 per share was granted. The warrant was valued at $69,820. As of June 30, 2000, the warrant holder exercised their right to purchase 80,000 shares of common stock for $80,000. The remaining shares of common stock available under the warrant expired on July 27, 2000.

                  iii. A warrant to purchase 100,000 shares at an exercise price $2.00 per share was granted. This option expires January 27, 2001, and as of June 30, 2000, they have not yet been exercised. The warrant was valued at $24,800.

         c. During the first quarter 2000, the Company initiated four private placements under Regulation D, Rule 506 of the Securities Act of 1933. During the six months ended June 30, 2000, the Company has raised $6,866,403. The following is a summary of the private placements:

                  i. On February 15, 2000, the Company issued 500,000 shares of restricted common stock at $0.25 per share or $125,000. In addition, the Board of Directors declared a 10% stock dividend for 50,000 shares of the restricted common stock to the holders and valued the stock dividend at $0.25 per share or $12,500 (see
                           Note 7 (d)).

                  ii. On February 15, 2000, the Company issued 239,500 shares of restricted common stock at $0.50 per share for $119,750.

                  iii. In March 2000, the Company issued 1,335,000 units at $1.00 per share for $1,335,000. Each unit consists of one share of restricted common stock plus one warrant to purchase one share of common stock at an exercise price of $2.00 per share and these warrants expire on February 5, 2001. During the second quarter 2000, the warrant holders exercised their right to purchase 529,730 shares of restricted common stock for $1,059,460.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


7.       STOCKHOLDERS' EQUITY (Continued)
         --------------------------------

                  iv. During the six months ended June 30, 2000, the Company issued 1,525,331 units at $3.00 per share for $3,775,993 and a promissory note for $800,000. The promissory note has been recorded as common stock subscription receivable in the accompanying balance sheet. Each unit consists of one share of restricted common stock plus one warrant to purchase one share of common stock at an exercise price of $4.00 per share and the warrants expire on April 1, 2001. During the six months ended June 30, 2000, the warrant holders exercised their right to purchase 112,800 shares of restricted common stock for $451,200.

         d. On January 6, 2000, the Company authorized a 10% stock dividend to stockholders of record as of January 31, 2000. As a result, a total of 1,469,635 shares of restricted common stock were authorized for distributions. On March 30, 2000, 1,283,385 shares of restricted common stock valued at $382,516 were distributed. During the second quarter, the remaining 186,250 shares valued at $55,875 were distributed.

         e. During February and March 2000, the Company issued 375,000 shares of restricted common stock to various advisors. These shares were valued at $223,275 and recorded to professional fees.

         f. On January 10, 2000, the Company issued 75,000 shares of restricted common stock plus granted warrants to purchase 100,000 shares of restricted common stock at $0.50 per share expiring January 10, 2002. The common stock and warrants were valued at $60,675 and $43,570, respectively, and recorded to advertising expenses.

                  The warrants value were determined based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $0.86; risk free interest rate of 6.25%; and expected life of 2 years. During the second quarter 2000, the warrants were exercised for $50,000 and the Company issued 100,000 shares of restricted common stock.

         g. On January 13, 2000, the Company contracted with a company for advertising at a cost of $298,000. As of June 30, 2000, the Company had paid $111,111 and issued 125,000 shares of restricted common stock, and granted a warrant to purchase 50,000 shares of common stock at $2.00 per share expiring January 31, 2001. The common stock and warrant were valued at $94,375 and $16,545, respectively, and recorded as advertising expenses.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

7.       STOCKHOLDERS' EQUITY (Continued)
         --------------------------------

                  The warrant's value was determined based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $1.94; risk free interest rate of 6%; and expected life of 1 year. At June 30, 2000, the warrant holder had not exercised the warrant.

         h. On February 15, 2000, the Company issued 3,000 shares of restricted common stock in exchange for network consulting services. These shares were valued at $5,625 and recorded to consulting expenses.

         i. On March 17, 2000, the Company issued 50,000 shares of restricted common stock to a consultant for strategic planning services. These shares were valued at $18,263 and recorded to consulting expenses.

         j. During the first quarter 2000, the Company issued 155,000 shares of restricted common stock to employees as incentives for joining the Company. These shares were valued at $690,830. In addition, 1,350,000 shares of restricted common stock were issued to executive officers of the Company as a bonus for joining the Company. These shares were valued at $4,947,584 and recorded to bonus and incentive expenses.

         k. During the first quarter 2000, the Company granted 300,000 warrants to settle a dispute with a consultant over payment for services performed. These warrants were valued at $0.02 per share based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $1.93; risk free interest rate of 6%; and expected life of 1 year. The Company recorded $6,000 to consulting expenses. These warrants are exercisable at $4.00 per share and expire on February 1, 2001.

                  During the second quarter 2000, the Company paid the consultant $200,000 and issued 100,000 shares of common stock. In addition, 200,000 of the 300,000 warrants granted in the settlement were forfeited. Therefore, the Company reduced the amount recorded for the warrants from $6,000 to $2,000. The Company valued the issuance of the restricted common stock at $5.63 per share and recorded $563,000 to consulting expense.

         l. On May 19, 2000, the Company granted 100,000 warrants for consulting services. The warrant holder has the right to purchase 100,000 shares of restricted common stock with an exercise price of $4.00 per share and the

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

7.       STOCKHOLDERS' EQUITY (Continued)
         --------------------------------

                  warrants expire on February 1, 2001. These warrants were valued at $0.02 per share based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $1.93; risk free interest rate of 6%; and expected life of 1 year. The Company recorded $2,000 to consulting expenses.

                  On May 19, 2000, the warrant holder exercised his right to purchase 100,000 shares of common stock for $400,000.

         m. On February 15, 2000, 50,000 shares of common stock were issued to an attorney for prior legal services. These shares were valued at $1.75 per share or $87,500 and recorded to legal fees.

                  On March 22, 2000, the Company issued 25,000 shares of common stock for legal services valued at $11.25 or $281,250 and recorded to legal fees.

         n. On April 12, 2000, the Company issued 200,000 shares of common stock in exchange for consulting services. These services were valued at $1,825,000 and recorded to consulting expenses.

         o. On April 24, 2000, the Company issued 25,000 shares of restricted common stock for advertising services. These services were valued at $9.25 per share or $231,250 and recorded to advertising expenses.

         p. On May 12, 2000, the Company entered into an agreement that provides the Company the right to purchase an office building until October 26, 2000 (See Note 9 (c)). In exchange for the right, the Company issued 140,000 shares of restricted common stock valued at $6.25 per share and has recorded a deposit for $875,000 in the accompanying balance sheet.

         q. On June 14, 2000, the Company issued 25,000 shares of restricted common stock for sales consulting services. The common stock was valued at $103,125 and recorded to consulting expense.

         r. On June 8, 2000, the Company issued 100,000 shares of restricted common stock to a consultant for investor relation's services performed during April and May 2000. These services were valued at $5.25 per share and the Company recorded a consulting expense for $525,000.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

7.       STOCKHOLDERS' EQUITY (Continued)
         --------------------------------

         s. On May 1, 2000, the Company entered into an agreement with Technology Alliance Group, LLC ("TAG") to provide consulting services related to planning, implementation and ongoing support of information technology solutions. The terms of the agreement are for 30 days, continuing on an hourly basis thereafter. During the second quarter 2000, the Company paid $37,145 for services performed and issued 12,000 shares of restricted common stock valued at $5.75, or $69,000 and the Company recorded a consulting expense for $106,145.

         t. During June 2000, the Company issued 100,000 shares of restricted common stock to an individual who was appointed special advisor for the development of the Company's planned entrance into the China and Asian markets. The Company valued these shares at $7.50 and recorded a prepaid expense for $750,000.

         u. During June 2000, the Company issued 5,075 shares of restricted common stock for network consulting services. The Company valued these shares at $16,375 and recorded to consulting expenses.

         v. During June 2000, the Company issued 17,500 shares of restricted common stock to an employee as a bonus. The Company valued these shares at $72,188 and recorded to compensation expenses.

         w. On June 30, 2000, the Company issued 40,200 shares of restricted common stock for services. The Company valued these shares at $252,496 and recorded to recruiting expenses.

         x. On June 30, 2000, the Company issued 475 shares of restricted common stock for construction services. The Company valued these shares at $2,983 and recorded to leasehold improvements.

         y. On May 19, 2000, the Company granted 17,835 warrants with an exercise price of $5.00 per share and an expiration date of June 1, 2003. These warrants were granted in connection with a lease agreement for computer equipment and software (see Note
                  6). These warrants were valued based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $7.01; risk free interest rate of 6.75%; and expected life of 3 years. The Company valued these warrants at approximately $3.38 or $60,238 and recorded the amount to computer equipment held under capital leases. None of these warrants have been exercised as of June 30, 2000.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

8.       STOCK OPTION PLAN
         -----------------

         a. On April 1, 2000, the Company adopted a stock option plan ("2000 Stock Plan") for employees, officers, directors and consultants to the Company. The plan is pending approval from the shareholders, which must be obtained before April 1, 2001. The Company's Board of Directors has approved the awards under the 2000 Stock Plan as of June 30, 2000.

                  During the second quarter 2000, the Company granted 503,100 options, subject to shareholder approval, under the 2000 Stock Plan to employees at an exercise price equal to the fair market value on the date of grant.

                  The following is a summary of the options granted:

                        Range of         Number of
                        Exercise          Options          Option
                         Prices           Issued           Values
                     ---------------    -----------     ------------

                     $  4.00 - 4.13         28,500      $   117,125
                        5.00 - 5.90        116,700          611,164
                        6.00 - 6.88        231,000        1,469,620
                        7.00 - 7.94         95,800          699,866
                     $  8.81 - 9.50         31,100          285,836
                                        -----------     ------------
                                           503,100      $ 3,183,611
                                        ===========     ============

                  Options granted under the 2000 Stock Plan vest one-year after the date of grant. The options granted under the 2000 Stock Plan become exercisable during April through June 2001. At June 30, 2000, there were 4,496,900 options available for grant under the 2000 Stock Plan.

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         a. In February and March 2000, the Company entered into lease agreements for office space expiring in 2003. Future minimum lease payments, excluding escalation charges, under these non-cancelable leases are as follows:

                        Year Ending December 31,
                        2000                                 $        167,337
                        2001                                           92,457
                        2002                                           98,245
                        2003                                           12,245
                                                             -----------------
                                                             $        370,284
                                                             =================

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

9.       COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------------------

         b. On April 20, 2000, the Company entered into a lease agreement for office space for six months. Rent during the term is $15,104 per month plus 100% of common area maintenance expenses. The Company paid $50,000 in April 2000 and recorded a security deposit.

         c. On May 12, 2000, the Company entered into an agreement granting them the right to purchase an office building. During the second quarter 2000, the Company made a non-refundable deposit for $485,000 and issued 140,000 shares of restricted common stock valued at $875,000 (see Note 7 (p)). The Company has recorded the payments totaling $1,360,000 as a deposit in the accompanying balance sheet. If the Company exercises its option to purchase the building, the deposit will be applied to the purchase price of the building. The option expires on October 26, 2000.

10.      MATERIAL SUBSEQUENT EVENTS
         --------------------------

         a. On August 8, 2000, the Company entered into lease agreements to lease computer equipment and software. The Company made an initial payment for $250,000 during June 2000, and has recorded the payment as a deposit in the accompanying balance sheet. The minimum futures lease payments under capital leases for each of the next four years are as follows:

                  Year end December 31,
                  2000                                             $    148,398
                  2001                                                  445,194
                  2002                                                  445,194
                  2003                                                  296,796
                                                                   -------------
                  Total minimum lease payments                     $  1,335,582
                  Less:  Amount representing interest                  (160,522)
                                                                   -------------
                  Present value of net minimum lease payments      $  1,175,060
                                                                   =============

                  The capital leases are payable in monthly installments range from $8,281 to $28,818 per month, including interest at 8.51%. The interest rate was imputed based on the lower of Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

         b. On July 28, 2000, the Company entered into an agreement with Cisco Systems Capital Corporation to provide financing for hardware and software. The amount available for financing under this agreement is a maximum of $2,000,000. Purchases financed under this agreement will bear interest based

         --------------------------------------

                  on the weekly average of the three-year Treasury Note (currently 6.18%). As of August 8, 2000, the Company has purchased $251,289 of equipment under this arrangement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Those statements may include projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to our Web site, products or services, as well as assumptions relating to the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99, which is attached hereto and incorporated by reference into this Quarterly report on Form 10-QSB. What's For Free undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This Report should be read in conjunction with our Report on Form 10-KSB for the fiscal year ended December 31, 1999.

OVERVIEW

         What's For Free Technologies, Inc. is a development stage, Internet company whose primary business objective is to provide innovative, online marketing channels for businesses, charitable organizations and advertising firms focusing on promotional offers of free products and services. We also intend to utilize information we gather concerning consumer preferences and demographics to offer advertising services, develop in-house proprietary heuristics, web-hosting and site development capabilities, and package, market and sell our commercialization services to other Web entrepreneurs.

         Our Internet business plan was developed during the latter part of 1999. The Company has begun generating revenues since our launch of our Web site, Whats4free.com on July 11, 2000. It is the Company's intention to generate revenues from the Web site in a number of areas, including:

         o        fees for customer acquisition from Partners,

         o        sales of banner advertising on the Web-site,

         o e-commerce revenues through sales of products and services that are not offered for free,

         o        support of charitable and related not-for-profit activities,

         o fees paid by regional partners for exclusivity rights and new client introductions,

         o sale of services based on database and related information concerning consumers and providers,

         o        fees from a membership program,

         o        development and hosting of partner Web sites, and

         o        partner ISP support fees.

         We have incurred significant losses since the adoption of our Internet business plan. These losses resulted primarily from costs related to developing our Web site including equipment and infrastructure development, retention of key personnel, developing or acquiring technologies to be used in our business and general corporate overhead. We expect to continue incurring net losses for the foreseeable future, based in part on the following:

         o We will incur substantial marketing expense in order to advertise and promote our Web site, to establish a consumer and provider base and to increase the usage of our Web site.

         o Increased usage of our Web site will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology.

         o Our operating expenses are expected to adjust down as we begin to stabilize our plan of reorganization. However these costs are still expected to be material and may increase after the adjustment as we expand the technical capabilities of our Web site, solicit potential advertisers and undertake to monitor usage of our Web site and develop consumer and provider profiles for our database.

         If our revenue growth is slower than anticipated or our operating expenses exceed our expectations, our losses will be significantly greater than anticipated. We may never achieve or sustain profitability.

RECENT DEVELOPMENTS

         During August 2000, we announced to all employees that management intends to reorganize and restructure the Company. We requested all employees to take a temporary unpaid leave-of-absence until such a reorganization plan can be established. It is the Company's intention to dramatically reduce its workforce and overhead as it prepares to transition out of the development stage and progress into the operational phase of its business. There is no assurance that such changes will allow us to achieve profitability at a future date.

PLAN OF OPERATIONS

         KEY BUSINESS OBJECTIVES. Our plan of operations for the next twelve months is to focus our efforts on:

         o        reorganizing and restructuring the Company;
         o        stabilizing our Web-site operations;
         o identifying opportunities that will materialize as a result of the positioning of our Internet offering;
         o strengthening alliances with our service providers and increasing the number and scope of our strategic partnerships;
         o        enhancing our Web-site offerings; and
         o initiating advertising and promotional campaigns for our Web site.

         FINANCING AND PERSONNEL. We continue to seek staged funding during our development process. The initial phases of that process has been completed with closure of seed funding of approximately $7.4 million. We have contracted with all potential critical resources (employees and consultants), created and implemented tasks for them to develop the Web site which launched on July 11, 2000. Our staff was comprised of approximately 150 employees at June 30, 2000. As a result of the reorganization, it is expected that approximately 40% of personnel who have been asked to take a leave-of-absence will be asked back to join the company. There can be no assurance that these employees will re-join the company.

         EQUIPMENT ACQUISITIONS. We are committed to the utilization of industry standard platforms. Strategic alliances and core infrastructure components have been negotiated with Cisco, Sun, Oracle, EMC and others. We have contracted to implement Oracle database and financial systems, which will run on Sun servers, with communications supported by Cisco, and storage by EMC. Citrix will be used for customer solutions. During our current restructuring, it is anticipated that various contracts and commitments will be renegotiated to better reflect the on-going operations and positioning of the Company. As we expect to continue to negotiate alliances with certain hardware, software and other service providers, it is expected that most of these negotiations will be, in part, through the exchange of common stock for goods or services.

         FUTURE CAPITAL REQUIREMENTS. Currently, we are unable to meet neither our immediate cash needs nor our cash requirements during the next twelve months. We are currently seeking additional funding, including funding from strategic partners and investment banking, venture capital sources and private placements, to cover our immediate needs as well as our requirements for the next twelve months. During our current restructuring, we must raise enough capital to fund our immediate obligations of approximately $1.6 million plus future cash requirements to continue our operations. If we are unable to meet these requirements, we may not be able to continue operations. We continue to rely upon our ability to raise capital by the sale of our common stock, the barter of our common stock for required operating and promotional products and services, and the incurrence of indebtedness to fund operations.

RESULTS OF OPERATIONS:

Revenues

         We did not record revenues during the quarters ended June 30, 2000 or June 30, 1999.

Advertising Expense

         Advertising expenses consist primarily of marketing and promotional costs related to developing our brand and generating interest in our Web site launch, as well as personnel and other costs. Advertising expense was $327,392 for the three months ended June 30, 2000 and $745,369 for the six month ended June 30, 2000. We did not purchase any advertising during the corresponding period of 1999, as we had no activities or business plan at that time. >From time to time, we have retained the services of various companies in exchange for shares of our common stock and expect to continue to do so in the future.

Bonus and Incentives

         Bonuses and incentives expenses are non-cash charges arising from the issuance of restricted common stock to our employees at the fair value of these shares as of the date of issuance. Bonus and incentives was $96,772 for the three months ended June 30, 2000 and $5,952,348 for the six months ended June 30, 2000. This increase was primarily due to the grants of signing bonuses, paid in the form of restricted common stock, to key individuals retained by us during these periods ending June 30, 2000. There was no activity for the corresponding periods of 1999.

         In addition, during the second quarter 2000, the Company adopted a Stock Option Plan whereby, among other things, the Company may issue stock options to employees and/or non-employees as bonus incentives. During the second quarter of 2000, 503,100 stock options were issued to employees of the Company as Incentive Stock Options and issued to them at fair market value on the date granted. The 2000 Stock Option Plan had no effect on the financial statements for the period ended June 30, 2000.

Consulting Fees

         Consulting fees consist primarily of fees paid to all outside consultants for services for computer hardware/software, investor relations, business analyst, and any other services provided to us by a contracted consultant. Consulting fees for the three-months ended June 30, 2000 increased to $3,518,795 from $62,625 for the three-month period ended June 30, 1999. For the six months ended June 30, 2000, these expenses increased to $3,658,791 from $100,125 for the six-month period ended June 30, 1999. A majority of this expense incurred during 2000 was incurred in the form of exchanges of our common stock for services.

Professional Fees

         Professional fees consist primarily of fees paid to lawyers, accountants and other professional advisors for services relating to our start up and establishing procedures as well as for the preparation for the launch of our Web site. Professional fees for the three-months ended June 30, 2000 increased to $984,801 from $60,186 for the three-month period ended June 30, 1999. These expenses increased to $2,075,152 for the six-month period ended June 30, 2000. A portion of this expense was incurred in the form of exchanges of our common stock for services.

Wages and Salaries

         The increase in wages and salaries is primarily associated with the increase in the number of employees from approximately 60 at March 31, 2000 to approximately 150 at June 30, 2000. Wages and salary expenses for the three-month period ended June 30, 2000 increased to $1,267,463, and to $1,460,690 for the six month period ended June 30, 2000. We did not have any employees during the corresponding period of 1999.

General and Administrative Expenses

         General and administrative expenses principally consist of overhead costs related to general management and office expenses, finance, and human resource functions. General and administrative expenses for the three-month period ended June 30, 2000 increased to $1,386,092, from $53,034 for the three-month period ended March 31, 1999; and the expenses for the six month period ended June 30, 2000 increased to $1,538,546 from $158,227 for the six month period ended June 30, 1999. This increase is due to an increase in office expense as a result of the expansion of office space, adding on another office location and other costs associated with the launch of our Web site on July 11, 2000.

Interest and Taxes; Tax Loss Carryover

         Interest expense of $8,474 was incurred during the three-month period and the six-month period ending June 30, 2000. There was no interest for corresponding periods 1999. We began our lease commitments during June 2000 whereby payments have been accrued beginning July 1, 2000. We have and had no debentures or other financing liabilities during these periods. We have a net operating loss carryover as of December 31, 1999 of approximately $5,991,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the net operating loss carryovers will expire between the years 2005 and 2014.

Net Loss

         Our net loss for the six -month period ended June 30, 2000 was $15,439,370, compared to a net loss of $318,538 for the six-month period ended June 30, 1999. In addition, the net loss for the three-month period ended June 30, 2000 was $7,589,789, compared to a net loss of $175,845 for the comparable period ending June 30, 1999. This increase is primarily due to the issuance of stock in exchange for signing bonus grants to newly retained officers and employees, consulting and professional fees, in addition to an increase in legal and professional fees associated with our establishment of company policies and procedures. These losses reflect the fact that we did not achieve material revenues in either period. We anticipate that losses will continue as we carry out our plan of operations until such time we can stabilize our operations. In particular, we have recently increased our advertising expenses associated with carrying out a marketing plan promoting our business and Web site. There can be no assurance that these advertising expenses will result in increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

         We have relied almost exclusively on equity financing to fund our operations and capital expenditures. In the six-month period ending June 30, 2000, our operating working capital (defined as current assets less current liabilities) was a negative $607,685 from a negative working capital of $185,339 at December 31, 1999. This increase in negative working capital was primarily a result of an increase in our outstanding accounts payable and accrued expenses from $45,799 at December 31, 1999 to $1,266,604 at June 30, 2000. In addition, we entered into a capital lease agreement increasing the current liabilities by $319,949. Although our cash position and prepaid expenses increased from December 31, 1999, however, the overall increase in liabilities has caused a negative working capital position at June 30, 2000. We are currently unable to satisfy our current obligations unless additional funding can be raised, and may seek protection under the bankruptcy laws to cover our immediate needs to continue operating.

         During the six months ending June 30, 2000, we have raised $7,446,403. In addition, we exchanged common stock for a note receivable of $800,000 and prepaid consulting services of $750,000. All of the offerings have been completed of which all monies have been used towards the purchase of computer equipment and software, Web design, materials, consultants and operating capital needs to initiate the Company's entry into the Internet marketplace.

         We have the option to purchase the building, which we leased in April 2000, of approximately 23,400 square feet, however, we cannot be certain we will purchase by the expiration date of the option agreement date October 26, 2000. Should we decide to negotiate the purchase of the office building, the purchase price will be $2,575,000, of which we have currently satisfied $1,360,000 of this price in cash and stock, leaving a balance of approximately $1,215,000, which may be funded through cash or an independent financing arrangement. There is no assurance that we will be able to complete the purchase of the building by the expiration date.

PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

The Company has not been involved in any litigation during the period covered by this report.


ITEM 2.  CHANGES IN SECURITIES.

MARKET INFORMATION

Prior to May 1, 1995, there was no public market for the Company's common stock. Since May 1, 1995, the National Quotation Bureau, Inc has quoted the Company's common stock in the National Daily Quotation Service ("Pink Sheets") published daily. The Company's trading symbol was changed from "BFTI" to "BFTK" in connection with the Company's December 2, 1996, reverse stock split; then again to "RIHI" with the name change and the 1 for 100 reverse stock split in January 1998. Effective December 28, 1999, the Company began trading under the symbol "WFFT" and quotations are available through the Electronic Bulletin Board.

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

On April 13, 2000, the Company filed an application to be listed on the American Stock Exchange, but on August 16, 2000, we withdrew our application until such time as our company has reorganized and the operations have stabilized.

DIVIDENDS

The Company paid a 10% stock dividend on its common stock on March 30, 2000 for shareholders of record as of January 31, 2000. All stock issued for this dividend was restricted. The Company had no earnings, consequently, has never paid cash dividends on its common stock and does not intend to do so in the near future. The Company's present policy is to apply available working capital to expansion and acquisition.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

1. During the first quarter of 2000, the Company conducted four private offerings under Rule 506 of Regulation D of the Securities Act of 1933. As of June 30, 2000. The following details out the monies raised:

         a. On February 15, 2000, the Company issued 500,000 shares of restricted common stock at $0.25 per share or $125,000. In addition, the Board of Directors declared a 10% stock dividend for 50,000 shares of restricted common stock to the holders valued at $0.25 per share or $12,500.

         b. On February 15, 2000, the Company issued 239,500 shares of restricted common stock at $0.50 per share for $119,750.

         c. As of March 3, 2000, the Company issued 1,335,000 units at $1.00 per share. The offering includes 1,335,000 shares of restricted common stock plus one warrant for each share of common stock, for $1,335,000. The warrants may be exercised any time prior to February 5, 2001 at $2.00 per share. During the second quarter 2000, the warrant holders exercised their right to purchase 529,730 shares of restricted common stock for $1,059,460.

         d. During the six months ended June 30, 2000, the Company issued 1,525,331 shares of common stock at $3.00 per unit for $3,776,993, plus a promissory note receivable for $800,000 recorded to subscription receivable in the stockholders equity section of the balance sheet. The offering consisted of 1,850,000 shares of restricted common stock plus one warrant for each share of common stock, for the purchase of an additional share of restricted common stock. The warrants may be exercised any time prior to April 1, 2001 at an exercise price of $4.00. At June 30, 2000, 225,600 warrants were exercised for $451,200, of which $443,200 was received during the second quarter 2000.

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

         a. For services performed as Chairman of the Advisory Board and as a Strategic and Operational Advisor to the Company. These shares were recorded at the low bid price of approximately $0.41 or $102,000 on January 4, 2000, the date agreed to join the company.

         b. For services performed as Technical Advisors and Strategic and Operational Advisors to the Company on Internet security, e-commerce development, and emerging Internet technologies. These shares were recorded at the low bid price of approximately $1.81 or $90,600 on February 4, 2000, the date they became advisors to the Company.

         c. In January 2000, the Company purchased the licensing agreement plus all remaining license rights for Whats4Free.com for an additional 2,000,000 shares of common stock valued at the low bid price on February 11, 2000, the date of the agreement, of $1.75 or $3,500,000. Use of the license gives the right to use the property for commercial purposes including the distinguishing marks for and in connection with providing advertising services on the Web Sites and providing search services and links to other Web sites directly to the public.

         d. Shares issued for advertising services for the Company in exchange for common stock valued on January 13, 2000, the date of the agreement, at the low bid price of approximately $0.76 or $94,375. This Nationwide publicity agreement guarantees over 31,200 favorable media story placements in newspapers and on radio stations across the nation.

         e. Shares issued as a finder's fee for finding the sellers of Whats4Free.com and future services in assisting the Company in locating possible business acquisitions, joint ventures or other strategic relationships. These shares were valued on the low bid price on the date of the agreement, January 10, 2000, of approximately $0.81 or $60,675. In addition, the consultant was granted 100,000 warrants to purchase restricted common stock at $0.50 per share, expiring January 10, 2002. (SEE 18 BELOW).

         f. Shares were issued in exchange for network consulting services, and were valued on the date of the agreement, February 7, 2000 at the low bid price of approximately $1.88 or $5,625.

         All shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

3. On February 15, 2000, the Company issued 50,000 shares of its common stock to Pat Passenheim, the Company's legal counsel, in exchange for legal services. These shares were issued pursuant to services performed and were registered with the Securities and Exchange Commission on Form S-8 on August 8, 1998. These shares are valued at the at the low bid price on the date of issuance of $1.75 or $87,500.

4. On March 17, 2000, the Company issued a combined total of 75,000 restricted shares of its common stock to two new members of the Advisory Board, Terry Gardner and Alan D. Liker, for services as Advisors to the Company. These shares were valued on January 4, 2000, the date of their agreements, and at the low bid price of approximately $0.41 or $30,675. All shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

5. On March 17, 2000, the Company issued 50,000 restricted shares of its common stock to a previous consultant, now an employee, Ryan Dyck, for strategic planning, valued at the low bid price on the date of the agreement or approximately $0.36 per share or $18,200. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

6. On March 20, 2000, the Company issued 92,500 restricted shares of common stock to five employees of the Company as a signing bonus to join the Company. These shares were valued using the low bid price on the date they agreed to join the Company or $492,220 in aggregate. Such shares were issued pursuant to the exemption from registration under
         Section 4(2) of the Securities Act of 1933.

7. On March 22, 2000, the Company issued 25,000 restricted shares of common stock to a legal firm, for legal services performed in conjunction with private offering memorandum. These shares were issued pursuant to services performed as required under the 1997 Retainer Stock Plan for Non-Employee Directors and Consultants ("the 1997 Stock Plan"). These shares were registered with the Securities and Exchange Commission on August 8, 1998, on Form S-8. These shares are valued on March 22, 2000 at the low bid price of $11.25 or an aggregate of $281,250.

8. On March 30, 2000, the Company issued, in aggregate, 873,385 restricted shares of common stock to approximately 563 shareholders as a 10% Stock Dividend to shareholders of record on January 31, 2000. Such shares were valued on the record date at $0.30 per share or $262,016. Such shares were issued pursuant to the exemption from registration under
         Section 4(2) of the Securities Act of 1933.

9. During the first quarter of 2000, ten employees of the Company agreed to signing bonus to join the Company, in exchange for an aggregate of 1,412,500 shares of restricted common stock valued on the date they agreed to join the company, for an aggregate value of $5,146,220:

                                                     No. Of
         Name              Position/Affiliation      Shares        Total Value
         ----              --------------------      ------        ------------
         Michael Dillon     Officer since 2/00       350,000       $   634,550
         Avery Martinez    Officer since 3/7/00     1,000,000      $ 4,313,000
         Other Employees         Employee            62,500        $   198,670

         Such shares were issued on April 12, 2000, pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

10. On January 27, 2000, the Company granted warrants to Junyor Investment Holding Corp. an Investor Relations firm in Canada, as part of the contract for services. The total value of the warrants granted was $210,960, based on the Black-Scholes option pricing model. The warrants granted are as follows:

         o Three-month warrant to purchase 100,000 shares at $0.50 per share or $50,000. This warrant expired on April 27, 2000. During the second quarter 2000, these warrants were exercised in full and 100,000 restricted shares of common stock were issued to various individuals. These warrants were valued at approximately $1.16 or $116,340.
         o Six-month warrant to purchase 100,000 shares at $1.00 per share or $100,000. This option expires July 27, 2000 and as of June 30, 2000, 80,000 restricted shares were exercised for $80,000. These warrants were valued at approximately $.70 or $69,820.
         o A one-year warrant to purchase 100,000 restricted shares at $2.00 per share or $200,000. This option expires January 27, 2001, and as of June 30, 2000, they have not been exercised. These warrants were valued at approximately $.25 or $24,800.

         All shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

11. On April 24, 2000, The Board of Directors of the Company issued 385,000 restricted shares of common stock to the following, as payment of the 10% stock dividend authorized to shareholders of record on January 31, 2000:

                                                                         No. Of
         Name                                  Position/Affiliation      Shares
         ----                                  --------------------     --------
         Wynn J. Bott                                Officer             35,000
         Dr. Claus Bartak-Wagner                     Director            10,000
         Raymond A. Triphan                       Prior Director         15,000
         C. Austin Burrell                      Officer & Director      100,000
         Richard Schmidt                        Officer & Director       25,000
         Cactus Consulting International, Inc.   Related Party *        200,000

         * Cactus Consulting International, Inc. ("CCI"), is wholly owned by Jan J. Olivier, the Company's CEO and Chairman of the Board.

         Such shares were valued at $0.30 per share or $115,500 and were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

12. On April 4, 2000, the Company agreed to issue 200,000 shares of common stock in exchange for corporate consulting services from Performance Capital Corporation. These shares were issued pursuant to services performed and filed on a Form S-8 with the Securities and Exchange Commission on August 8, 1998.

         These services were valued at $1,825,000 or approximately $9.13 per share, the low bid price on the date the stock was issued. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

13. On April 24, 2000, the Company issued 25,000 shares of restricted common stock to Eric, David & Son's Inc. in exchange for advertising services. These services were valued at $231,250 or $9.25 per share, the low bid price on the date the stock was issued and were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

14. During the first quarter of 1999, the Company granted 300,000 warrants to a consultant for prior services. These warrants are exercisable at $4.00 per share and expire on February 1, 2001. During the first quarter 2000, the Company paid the consultant $200,000 and exercised 100,000 of the warrants issuing 100,000 shares of common stock valued at $5.63 per share or $563,000, booked to consulting services. The consultant has forfeited his rights to the remaining warrants granted. During the first quarter 2000, the Company valued these warrants using the Black-Scholes option pricing model. The valuation of the warrants calculated to $0.02 per share or $2,000, recorded to consulting fees.

         These warrants were filed in an S-8 March 12, 1999 with the Securities and Exchange Commission.

15. During May 2000, Company granted 100,000 warrants for consulting services. The warrant holder has the right to purchase 100,000 shares of restricted common stock with an exercise price of $4.00 per share, expiring on February 1, 2001. These warrants were valued at $.02 per share or $2,000 based on the Black-Scholes option pricing model. On May 19, 2000, the holder exercised his right to purchase 100,000 shares of common stock for $400,000. These warrants were filed in an S-8 March 12, 1999 with the Securities and Exchange Commission.

16. On May 12, 2000, the Company entered into an Option Agreement granting the Company the right to purchase the office building currently occupied by the Company. The Company exchanged 140,000 shares of restricted common stock valued at $6.25 per share or $875,000 to the sellers of the building as a commitment to purchase the office building. This commitment expires October 26, 2000. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

17. On January 10, 2000, the Company agreed to retain a consultant, Waterfall Services, Inc., to provide sales consulting to the Company in exchange for a salary plus common stock. On April 17, 2000, the company granted 25,000 restricted shares of restricted common stock valued at the low bid price of approximately $4.13 or $103,125 for past services and recorded to consulting fees. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

18. On May 19, 2000, 100,000 warrants previously granted to a consultant (see 2 (e) above) were exercised and 100,000 shares of common stock at $0.50 per share or $50,000 was issued. The warrants were previously valued at $43,570 based on the Black-Scholes option pricing model. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

19. On June 14, 2000, the Company granted 100,000 restricted shares of common stock to a consultant, Doug Rohatensky, for prior investor relation's services performed for the Company. These services were valued at the low bid price of $5.25 or $525,000 and expensed to Consulting Services. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

20. On June 14, 2000, the Company issued 12,000 restricted shares of common stock to three members of Technology Alliance Group, LLC ("TAG") for professional consulting services relating to planning, implementation and ongoing support of information technology solutions for the Company. May 1, 2000, the Company entered into an agreement with TAG for 30 days, continuing on an hourly basis thereafter. These shares were valued at $5.75, the low bid price on the date of the agreement, or $69,000. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

21. On June 27 2000, the Company issued the following shares of common stock:

         o 100,000 restricted shares of common stock to Frank K. C. Chen, who was appointed Special Advisor for the Company's future China and Asian operations. These shares were valued at the low bid price of $7.50 on the date of grant or $750,000 and recorded as a prepaid expense.

         o 17,500 restricted shares of common stock to an employee of the company as stock incentives/ bonus. These shares were valued at the low bid price of the stock on the date of the employee's review, or $72,188.

         These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

22. At June 30, 2000, the Company agreed to issue the following shares of common stock:

                  WAVZ Research                      (a)      5,075
                  Terry R. Button                    (b)     40,200
                  Resterra                           (c)        475
                                                        ------------
                           Subtotal                          45,750

                  Stock Dividend:
                  James Hinton                               48,000
                  John & Vanessa Kirk                        72,000
                  Scott Dahne                                25,000
                  Terry Gardner                               2,500
                  Alan Liker                                  5,000
                  Ryan Dyck                                   5,000
                  Robert Toledo                               1,750
                  Jennifer LoPresti                           1,000
                  Randall Libero                              1,000
                                                        ------------
                           Subtotal                  (d)    161,250

                           Total Shares                     207,000
                                                        ============


         (a) For network consulting services, in lieu of past services for invoices due totaling $16,375 and recorded to computer consulting services.
         (b) A finder's fee recorded at the low bid price of approximately $6.28 or $252,496 and recorded to recruiting/finders fees.
         (c) For leasehold improvements, valued at the closing bid price of approximately $6.28 or $2,983.
         (d) These shareholders were entitled to the 10% stock dividend authorized for all shareholders of record at January 31, 2000. The shares were recorded at $0.30 per share or $48,375 to recorded to stock dividend.

         These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

23. On May 19, 2000, the Company contracted with a computer leasing company to purchase $1,091,760 worth of computer hardware for its infrastructure development related to its Web site. The computer leasing company was granted the option to purchase 17,835 warrants at $5.00 each. The total value of the warrants granted was $60,238 based on the Black-Scholes option pricing model and was recorded to capital leased equipment on the Balance Sheet. None of these warrants were exercised during the second quarter 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None - Non-applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits:

10.1     Austin C. Burrell Employment Agreement dated January 19, 2000.
10.2     Avery Martinez Employment Agreement dated March 8, 2000.
10.3     Wynn J. Bott Employment Agreement dated January 19, 2000.
10.4     Michael Dillon Employment Agreement dated February 21, 2000.
27       Financial Data Schedule

B.       Reports on Form 8K

         a.       None

================================================================================

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   August 24, 2000                     What's For Free Technologies Inc.


                                            By:  /S/ Jan J. Olivier
                                               ---------------------------------
                                               Jan J. Olivier
                                               Chief Executive Officer, Director


                                            By: /S/ Wynn J. Bott
                                               ---------------------------------
                                               Wynn J. Bott
                                               Chief Financial Officer