Form 10QSB/A
period 2000-06-30
WHATS FOR FREE TECHNOLOGIES INC
filed 2000-08-28
CIK 881460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A


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

                                                   WHATSFORFREE TECHNOLOGIES, INC.
                                            (Formerly Ranes International Holding, Inc.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS

                                                                                                                      Cumulative
                                                                                                                      During the
                                                                                                                  Development Stage
                                                    Three Months Ended June 30,      Six Months Ended June 30,    (February 15, 1990
                                                   -----------------------------   -----------------------------   (inception) to
                                                        2000            1999            2000            1999        June 30, 2000)
                                                   -------------   -------------   -------------   -------------  -----------------
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUES                                           $          -    $          -    $          -    $          -    $      1,624

OPERATING EXPENSES:
       Advertising and marketing                        327,392               -         745,369               -         745,369
       Bonus and incentives                              96,772               -       5,952,348               -       5,952,348
       Consulting fees                                3,518,795          62,625       3,658,791         100,125       3,658,791
       Professional fees                                984,801          60,186       2,075,152          60,186       2,075,152
       Wages and salaries                             1,267,463               -       1,460,690               -       1,460,690
       Other general and administrative expenses      1,386,092          53,034       1,538,546         158,227       7,723,169
                                                   -------------   -------------   -------------   -------------   -------------
           TOTAL OPERATING EXPENSES                   7,581,315         175,845      15,430,896         318,538      21,615,519
                                                   -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                                 (7,581,315)       (175,845)    (15,430,896)       (318,538)    (21,613,895)

INTEREST EXPENSE, net                                    (8,474)              -          (8,474)              -          (3,846)
                                                   -------------   -------------   -------------   -------------   -------------

NET LOSS                                           $ (7,589,789)   $   (175,845)   $(15,439,370)   $   (318,538)   $(21,617,741)
                                                   =============   =============   =============   =============   =============

LOSS PER COMMON SHARE, basic and diluted           $      (0.33)   $      (0.02)   $      (0.80)   $      (0.04)   $     (10.92)
                                                   =============   =============   =============   =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING, basic and diluted         22,795,846       8,726,647      19,244,495       8,576,647       1,980,077
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

                                                                 F-2

                                                   WHATSFORFREE TECHNOLOGIES, INC.
                                            (Formerly Ranes International Holding, Inc.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS

                                                                                                                      Cumulative
                                                                                                                      During the
                                                                                                                  Development Stage
                                                       Three Months Ended June 30,    Six Months Ended June 30,   (February 15, 1990
                                                       ----------------------------  ----------------------------   (inception) to
                                                            2000           1999           2000           1999        June 30, 2000)
                                                       -------------  -------------  -------------  -------------  -----------------
                                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $ (7,589,789)  $   (175,845)  $(15,439,370)  $   (318,538)  $(21,617,741)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for loan losses                                   -              -              -              -        955,000
      Amortization and depreciation                          87,831              -         91,956              -        227,956
      Common stock issued and warrants
        granted for services                              3,850,001              -     10,341,886        100,500     13,607,141
  Changes in assets and liabilities:
    Other receivables                                        59,702              -         (5,298)          (375)        (5,298)
    Prepaid expenses                                           (500)        62,625         48,000              -         48,000
    Accounts payable and accrued expenses                 1,034,756         98,645      1,221,111        174,612      1,614,885
                                                       -------------  -------------  -------------  -------------  -------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          (2,557,999)       (14,575)    (3,741,715)       (43,801)    (5,170,057)
                                                       -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                 (785,000)             -       (818,400)             -       (818,400)
  Purchase of intangible assets                             (18,344)             -        (18,344)             -        (18,344)
  Capital expenditures                                   (1,873,515)             -     (2,392,798)             -     (2,392,798)
                                                       -------------  -------------  -------------  -------------  -------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES              (2,676,859)             -     (3,229,542)             -     (3,229,542)
                                                       -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of loans payable - related party                (193,801)             -       (194,475)             -       (194,475)
  Proceeds from issuance of note payable                          -         14,306              -         44,306          5,000
  Payments of capital leases payable                        (64,036)             -        (64,036)             -        (64,036)
  Proceeds from the exercise of warrants
    and issuance of common stock                          4,012,653              -      7,446,403              -      8,876,180
                                                       -------------  -------------  -------------  -------------  -------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           3,754,816         14,306      7,187,892         44,306      8,622,669
                                                       -------------  -------------  -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH                          (1,480,042)          (269)       216,635            505        223,070

CASH AT BEGINNING OF PERIOD                               1,703,112          1,063          6,435            289              -
                                                       -------------  -------------  -------------  -------------  -------------

CASH AT END OF PERIOD                                  $    223,070   $        794   $    223,070   $        794   $    223,070
                                                       =============  =============  =============  =============  =============


                             Supplemental Disclosure of Non-Cash Flow Investing and Financing Activities

Issuance of common stock as payment for future
  advisory services                                    $    750,000   $          -   $    750,000   $          -   $    750,000
                                                       =============  =============  =============  =============  =============
Issuance of common stock for deposit on building       $    875,000   $          -   $    875,000   $          -   $    875,000
                                                       =============  =============  =============  =============  =============
Issuance of common stock from leasehold improvements   $      2,983   $          -   $      2,983   $          -   $      2,983
                                                       =============  =============  =============  =============  =============
Capital leases payable from purchase of computer
  equipment and software                               $  1,146,060   $          -   $  1,146,060   $          -   $  1,146,060
                                                       =============  =============  =============  =============  =============
Warrants granted in the purchase of computer
  equipment and software                               $     60,238   $          -   $     60,238   $          -   $     60,238
                                                       =============  =============  =============  =============  =============
Issuance of common stock from purchase of
  intangible assets                                    $          -   $          -   $  3,500,000   $          -   $  3,500,000
                                                       =============  =============  =============  =============  =============
Issuance of common stock for subscriptions receivable  $    800,000   $          -   $    800,000   $          -   $    800,000
                                                       =============  =============  =============  =============  =============
Issuance of common stock from 10% stock dividend       $     55,875   $          -   $    438,391   $          -   $    438,391
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

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


         c. RELASSIFICATIONS - Certain reclassifications have been made to the June 1999 interim financial statements to conform to the June 2000 presentation.

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

         d. During January through March 2000, the Company entered into three-year employment agreements with four of the Company's officers. The agreements provided for minimum annual salaries, adjusted annually upon reviews and incentives as determined by the Board of Directors. At June 30, 2000, the total annual commitment for all four executives, excluding incentives, was $690,000.

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

Interest and Taxes; Tax Loss Carryover

         Interest expense of $8,474 was incurred during the three-month period and the six-month period ending June 30, 2000. There was no interest for corresponding periods 1999. We began our lease commitments during June 2000 whereby payments have been accrued beginning July 1, 2000. We have and had no debentures or other financing liabilities during these periods except for capital lease commitments for $1,082,024. We have a net operating loss carryover as of December 31, 1999 of approximately $5,991,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the net operating loss carryovers will expire between the years 2005 and 2014.

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

LIQUIDITY AND CAPITAL RESOURCES


         We have relied almost exclusively on equity financing to fund our operations and capital expenditures. In the six-month period ending June 30, 2000, our operating working capital (defined as current assets less current liabilities) was a negative $607,685 versus a negative working capital of $185,339 at December 31, 1999. This increase in negative working capital was primarily a result of an increase in our outstanding accounts payable and accrued expenses from $45,799 at December 31, 1999 to $1,266,604 at June 30, 2000. In addition, we entered into a capital lease agreement increasing the current liabilities by $319,949. Although our cash position and prepaid expenses increased from December 31, 1999, however, the overall increase in liabilities has caused a negative working capital position at June 30, 2000. We are currently unable to satisfy our current obligations unless additional funding can be raised, and may seek protection under the bankruptcy laws to cover our immediate needs to continue operating.


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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

1. During the first quarter of 2000, the Company conducted four private offerings under Rule 506 of Regulation D of the Securities Act of 1933. As of June 30, 2000, the following details out the monies raised:

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

5. On March 17, 2000, the Company issued 50,000 restricted shares of its common stock to a previous consultant, now an employee, Ryan Dyck, for strategic planning, valued at the low bid price on the date of the agreement or approximately $0.36 per share or $18,263. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

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