Form 10QSB
period 2000-09-30
WHATS FOR FREE TECHNOLOGIES INC
filed 2000-12-27
CIK 881460

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                             SECURITIES ACT OF 1934

                For The quarterly period ended September 30, 2000
                         Commission File Number 0-19693

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

                                   27,784,006
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                              On September 30, 2000









Traditional Small Business Disclosure Format (Check One):

  X   Yes   ____ No

TABLE OF CONTENTS

PART I

ITEM 1.           FINANCIAL STATEMENTS.                               F-1 - F-15

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION.                                         1 - 4

PART II

ITEM 1.           LEGAL PROCEEDINGS.                                        5

ITEM 2.           CHANGES IN SECURITIES.                                5 - 10

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.                          10

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.      10

ITEM 5            OTHER INFORMATION.                                        10

ITEM 6.           EXHIBITS AND REPORT ON FORM 8-K.                          10

SIGNATURES                                                                  11

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                              WHATSFORFREE TECHNOLOGIES, INC.
                       (Formerly Ranes International Holding, Inc.)
                               (A Development Stage Company)
                                       BALANCE SHEET
                               September 30, 2000
                                        (unaudited)



                                          ASSETS
CURRENT ASSETS:
  Cash                                                    $              38,108
  Prepaid consulting fees                                               750,000
  Deferred financing costs                                              212,616
  Other receivables                                                       2,459
                                                                 ---------------
TOTAL CURRENT ASSETS                                                  1,003,183
                                                                 ---------------

PROPERTY AND EQUIPMENT - at cost, net                                 6,715,631

OTHER ASSETS:
  Intangible assets                                                   3,880,987
  Other deposits                                                      1,360,000
  Security deposits                                                      83,400
                                                                 ---------------
                                                                      5,324,387
                                                                 ---------------
                                                          $          13,043,201
                                                                 ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                           $             300,000
  Current portion of capital leases payable                           3,368,673
  Loans payable - shareholders                                          249,970
  Accounts payable                                                    2,573,509
  Accrued expenses and other current liabilities                        201,370
                                                                 ---------------
TOTAL CURRENT LIABILITIES                                             6,693,522
                                                                 ---------------

CAPITAL LEASES PAYABLE, net of current portion                             -

COMMITMENT AND CONTINGENCIES                                               -

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value; 50,000,000 shares
    authorized; 27,784,006 shares issued and outstanding                 27,784
  Additional paid-in capital                                         34,024,383
  Less: Common stock subscription receivable                           (800,000)
  Deficit accumulated during the development stage                  (26,902,488)
                                                                 ---------------
TOTAL STOCKHOLDERS' EQUITY                                            6,349,679
                                                                 ---------------
                                                          $          13,043,201
                                                             ===================


   The accompanying notes are an integral part of these financial statements.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                Cumulative
                                                                                                                During the
                                                                                                             Development Stage
                                                                                                             (February 15, 1990)
                              Three Months Ended September 30,        Nine Months Ended September 30,          (inception)to
                              --------------------------------        --------------------------------
                                  2000            1999             2000           1999                        September 30, 2000)
                                ----------     ---------------  ----------      -----------                 ---------------------
                                (unaudited)     (unaudited)     (unaudited)     (unaudited)                      (unaudited)

REVENUES                       $      -       $     -          $     -         $    -                         $       1,624

OPERATING EXPENSES:
  Advertising and marketing        681,725          -             1,378,599         -                             1,410,599
  Bonus and incentives             316,880          -             6,258,544         -                             6,258,544
  Consulting fees                  350,039        65,125          1,457,021      165,250                          2,490,744
  Depreciation and amortization    724,236          -               816,192         -                               816,192
  Finders fees and referrals       219,500          -             1,790,002         -                             1,790,002
  Professional fees                318,785        45,000          1,397,757      155,028                          2,448,575
  Public relations                  46,878          -             2,138,228         -                             2,138,228
  Wages and salaries             1,123,245          -             2,586,236         -                             2,586,236
  Other general and
   administrative expenses       1,034,833        51,614          2,412,626      159,999                          6,474,808
                                ----------     ---------------   ----------     -----------                     -------------
TOTAL OPERATING EXPENSES         4,816,121       161,739         20,235,205      480,277                         26,412,304
                                ----------     ---------------   ----------     -----------                     -------------

LOSS FROM OPERATIONS            (4,816,121)     (161,739)       (20,235,205)    (480,277)                       (26,412,304)

INTEREST EXPENSE, net              (44,102)         -               (48,224)        -                               (48,224)
                                -----------    ---------------   ----------     -----------                     -------------
NET LOSS                       $(4,860,223)   $   (161,739)    $(20,283,429)   $(480,277)                     $ (26,460,528)
                                ============   ==============   =============  ============                    ==============


LOSS PER COMMON SHARE,
 basic and diluted             $     (0.19)   $      (0.02)    $     (0.95)    $   (0.06)                     $     (10.44)
                                ============   ==============   =============  ============                    ===============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING,
 basic and diluted              25,469,803       8,726,647      21,379,653     8,576,647                         2,533,400
                                ============   ==============   =============  ============                    ================


   The accompanying notes are an integral part of these financial statements.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS





                                                                                                               Cumulative
                                                                                                               During the
                                                                                                               Development
                                                          Three Months Ended           Nine Months Ended         Stage
                                                             September 30,                 September 30,    (February 15, 1990
                                                      ------------------------   -------------------------     (inception)to
                                                           2000         1999         2000          1999      September 30, 2000)
                                                      ------------------------   -------------------------   ------------------
                                                        (unaudited)  (unaudited)  (unaudited)   (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                          $ (4,860,223)$  (161,739) $ (20,283,429)$   (480,277) $   (26,460,528)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Provision for loan losses                                -           -              -            -          955,000
        Amortization and depreciation                      724,236           -        816,192            -          952,192
        Common stock issued and warrants granted for
        services                                         1,419,991           -     11,761,877      100,500       15,027,132
      Changes in assets and liabilities:
           Other receivables                                     -           -         (2,459)           -           (2,459)
           Prepaid expenses                                    500      65,125         48,500       64,750           48,500
           Accounts payable and accrued expenses
                                                         1,833,421      95,850      3,291,092      270,462        3,489,981
                                                        ----------     --------  ------------      --------      -----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES           (882,075)       (764)    (4,368,227)     (44,565)      (5,990,182)
                                                        ----------     --------  ------------      --------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits                                                   -           -       (875,000)           -         (875,000)
      Purchase of intangible assets                              -           -        (18,344)           -          (18,344)
      Capital expenditures
                                                        (1,689,596)          -     (4,258,817)           -       (4,082,394)
                                                         ---------      -------  ------------      --------      -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES             (1,689,596)          -     (5,152,161)           -       (4,975,738)
                                                         ---------      -------  ------------      --------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of loans payable - related party             91,601           -       (120,059)           -         (102,874)
      Proceeds from note and loans payable                 549,970           -        549,970       44,306          554,970
      Payments of capital leases payable                         -           -        (69,386)           -          (69,386)
      Proceeds from the exercise of warrants and
      issuance of common stock                           1,745,138           -      9,191,536            -       10,621,318
                                                         ---------      -------  ------------       -------      -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          2,386,709           -      9,552,061       44,306       11,004,028
                                                         ---------      -------  ------------       -------      -----------
NET INCREASE (DECREASE) IN CASH                           (184,962)       (764)        31,673         (259)          38,108

CASH AT BEGINNING OF PERIOD                                223,070         794          6,435          289                -
                                                         ---------      -------  ------------       -------      -----------
CASH AT END OF PERIOD                                 $     38,108     $    30  $      38,108 $         30  $        38,108
                                                         =========      ========   ==========      ========      ============

  Supplemental Disclosure of Non-Cash Flow Investing and Financing Activities

Issuance of common stock as payment for future
advisory services                                     $          -     $     -  $     750,000     $      -  $        750,000
                                                         =========      ========  ============     ========       ==========
Issuance of common stock for deposit on building      $          -     $     -  $     875,000     $      -  $        875,000
                                                         =========      ========  ============     ========       ==========
Issuance of common stock from leasehold improvements  $          -     $     -  $       2,983     $      -  $          2,983
                                                         ==========     ========  ============     ========       ==========
Capital leases payable from purchase of computer
equipment and software                                $          -     $     -  $   1,146,060     $      -  $      1,146,060
                                                         ==========     ========  ============     ========      ===========
Warrants granted in the purchase of computer
equipment and software                                $          -     $     -  $      60,238     $      -  $         60,238
                                                         ==========     ========  ============     ========      ===========
Issuance of common stock from purchase of intangible
assets                                                $          -     $     -  $   3,500,000     $      -  $      3,500,000
                                                         ==========     ========  ============     ========      ===========
Issuance of common stock for subscriptions receivable $          -     $     -  $     800,000     $      -  $        800,000
                                                         ==========     ========  ============     ========      ===========
Issuance of common stock from 10% stock dividend      $          -     $     -  $     438,391     $      -  $        438,391
                                                         ==========     ========  ============     ========      ===========

   The accompanying notes are an integral part of these financial statements.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS







1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

2.       SIGNIFICANT ACCOUNTING POLICIES

         a. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method based upon the estimated useful lives of t he respective assets. Property and equipment are being depreciated over a period of three to seven years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Leasehold improvements are amortized over the lesser of the lease terms or the assets' useful lives. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

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

b. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value is required. At September 30, 2000, the Company does not believe that impairment has occurred.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


c. Reclassifications - Certain reclassifications have been made to the September 1999 interim financial statements to conform to the September 2000 presentation.

3.       PROPERTY AND EQUIPMENT

         At September 30, 2000, property and equipment is as follows:

        Computer equipment and internal use software        $          2,778,392
        Leasehold improvements                                           102,225
        Office furniture and equipment                                   140,457
        Computer equipment held under capital leases                   4,213,261
                                                                ----------------
                                                                       7,234,335
        Less: Accumulated depreciation and amortizatio                   518,704
                                                                ----------------
                                                            $          6,715,631
                                                                ================

4.       INTANGIBLE ASSETS

         At September 30, 2000, the Company has several domain names for a total of $4,195,144. The Company has accounted for these costs in accordance with Emerging Issues Task Force No. 2000-2, "Accounting for Website Development Costs," and Accounting Principles Board Opinion No. 17, "Intangible Assets". In addition, the Company has estimated the useful life of the intangible assets to be three years and has commenced amortization on July 11, 2000, the date the websites were placed in service. Amortization expense charged to operations for the nine months ended September 30, 2000, was $314,157.

5.       RELATED PARTY TRANSACTIONS

         At September 30, 2000, included in accrued expenses is a balance due to Cactus Consulting International Inc., ("CCI") (wholly owned by Jan Olivier, a shareholder and Chief Executive Officer of the Company) for $88,400. The payable is for past services performed by CCI.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


6.       NOTES PAYABLE

         The Note was due on October 15, 2000 and bears interest at a rate of 10% per annum. The Note is secured by computer equipment and internal use software with an approximate net carrying value of $2,558,000.

         The Company is in default under this arrangement since the amount due on October 15, 2000 was not repaid.

7.       CAPITAL LEASES PAYABLE

         At September 30, capital leases payable consists of:

                                                                       2000
                                                                   -------------
        Capital lease obligations payable in monthly
        installments ranging from $8,044 to $28,210 per
        month, including interest at 9.16% and maturing
        on May 5, 2003; secured by specific equipment and
        software with a carrying value of $1,294,487(a)           $    1,085,359

        Capital lease obligations payable in monthly
        installments ranging from $8,281 to $28,818 per
        month, including interest at 8.51% and maturing
        on August 1, 2003; secured by specific equipment
        and software with a carrying value of $1,385,475 (b)           1,175,060

        Capital lease obligations payable in monthly
        installments from $2,353 to $26,028 per month
        including interest from 13.48% to 15.99% and
        maturing on various dates through October, 2000;
        secured by specific equipment and software with a
        carrying value of $1,108,254 (c)                               1,108,254
                                                                   -------------
                                                                       3,368,673
        Less: Current portion                                          3,368,673
                                                                   -------------
                                                                  $         -
                                                                   =============

         a. On May 19, 2000, the Company entered into agreements to lease computer equipment and software which required an initial payment for $250,000 and grant of 17,835 warrants valued at $60,238 (see Note 9 (y)).

         b. On August 8, 2000, the Company entered into agreements to lease computer equipment and software which an initial payment of $250,000 and grant of 18,255 warrants valued at $61,656 (see Note 9 (gg)).

         c. On August 4, 2000, the Company entered into an agreement with a vendor to provide up to $2,000,000 in lease financing for computer equipment and software. As of September 30, 2000, the Company has purchased $1,108,254 of equipment and entered into a maintenance contract for $61,717 under this arrangement. In addition, the Company granted 80,000 warrants valued at $101,960 (see Note 9 (hh)).

         At September 30, 2000, the Company was in default on these capital leases as a result of non-payment of monthly installments. Therefore, the lessors are demanding payment of the entire obligations, and accordingly, the entire amount of the capital lease payable has been included in current liabilities.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


8.       LOANS PAYABLE - SHAREHOLDERS

         The loans payable to shareholders are non-interest bearing, have no specific due date for repayment and are uncollateralized.

9.       STOCKHOLDERS' EQUITY

        a. In January 2000, the Company acquired rights to certain domain names in exchange for the issuance of 2,000,000 shares of restricted common stock valued at $1.75 per share and recorded an intangible asset for $3,500,000 (see Note 4).

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

                  The following is a summary of the warrants granted on January 27, 2000:

                  i. A warrant to purchase 100,000 shares at an exercise price of $0.50 per share was granted. These warrants were valued at $116,340 and during the nine months ended September 30, 2000, these warrants were exercised for $50,000.

                  ii. A warrant to purchase 100,000 shares at an exercise price of $1.00 per share was granted. The warrant was valued at $69,820. As of September 30, 2000, the

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


                           warrant  holder  exercised  their  right to  purchase
                           80,000 shares of common stock for $80,000. The remaining shares of common stock available under the warrant expired on July 27, 2000.

                  iii. A warrant to purchase 100,000 shares at an exercise price $2.00 per share was granted. This option expires January 27, 2001, and as of September 30, 2000, they have not yet been exercised. The warrant was valued at $24,800.

         c. During the first quarter 2000, the Company initiated four private placements under Regulation D, Rule 506 of the Securities Act of 1933. During the nine months ended September 30, 2000, the Company has raised $7,616,541 from these private placements. The following is a summary of the private placements:

                  i. On February 15, 2000, the Company issued 500,000 shares of restricted common stock at $0.25 per share or $125,000. In addition, the Board of Directors declared a 10% stock dividend for 50,000 shares of the restricted common stock to the holders and valued the stock dividend at $0.25 per share or $12,500 (see
                           Note 9 (d)).

                  ii. On February 15, 2000, the Company issued 239,500 shares of restricted common stock at $0.50 per share for $119,750.

                  iii. In March 2000, the Company issued 1,335,000 units at $1.00 per share for $1,335,000. Each unit consists of one share of restricted common stock plus one warrant to purchase one share of common stock at an exercise price of $2.00 per share and these warrants expire on February 5, 2001. At September 30, 2000, the warrant holders had exercised their right to purchase 902,797 shares of restricted common stock for $1,805,594.

                  iv. During the nine months ended September 30, 2000, the Company issued 1,525,331 units at $3.00 per share for $3,775,993 and a promissory note for $800,000. The promissory note has been recorded as common stock subscription receivable in the accompanying balance sheet. Each unit consists of one share of restricted common stock plus one warrant to purchase one share of common stock at an exercise price of $4.00 per share and the warrants expire on April 1, 2001. During the nine months ended September 30, 2000, the warrant holders exercised their right to purchase 113,800 shares of restricted common stock for $455,200.

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

         g. On January 13, 2000, the Company contracted with a company for advertising at a cost of $298,000. As of September 30, 2000, the Company had paid $111,111 and issued 125,000 shares of restricted common stock, and granted a warrant to purchase 50,000 shares of common stock at $2.00 per share expiring January 31, 2001. The common stock and warrant were valued at $94,375 and $16,545, respectively, and recorded as advertising expenses.

                  The warrant's value was determined based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $1.94; risk free interest rate of 6%; and expected life of 1 year. At September 30, 2000, the warrant holder had not exercised the warrant.

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

         l. On May 19, 2000, the Company granted 100,000 warrants for consulting services. The warrant holder has the right to purchase 100,000 shares of restricted common stock with an exercise price of $4.00 per share and the warrants expire on February 1, 2001. These warrants were valued at $0.02 per share based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $1.93; risk free interest rate of 6%; and expected life of 1 year. The Company recorded $2,000 to consulting expenses.

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

         p. On May 12, 2000, the Company entered into an agreement that provides the Company the right to purchase an office building (See Note 11 (c)). In exchange for the right, the Company issued 140,000 shares of restricted common stock valued at $6.25 per share and has recorded a deposit for $875,000 in the accompanying balance sheet.

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

         t. During June 2000, the Company issued 100,000 shares of restricted common stock to an individual who was appointed special advisor for the development of the Company's planned entrance into the Asian markets. The Company valued these shares at $7.50 and recorded a prepaid expense for $750,000. As of September 30, 2000, advisory services have not commenced.

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

         y. On May 19, 2000, the Company granted 17,835 warrants with an exercise price of $5.00 per share and an expiration date of June 1, 2003. These warrants were granted in connection with a lease agreement for computer equipment and software (see Note 7 (a)). These warrants were valued based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $7.01; risk free interest rate of 6.00%; and expected life of 3 years. The Company valued these warrants at approximately $3.38 or $60,238 and recorded the amount to deferred financing costs. None of these warrants have been exercised as of September 30, 2000.

         z. On August 23,2000, the Company issued 70,000 shares of restricted common stock to employees of the Company as a bonus for work performed. These shares were valued at $316,880 and recorded to bonus and incentives expenses.

         aa. On August 23, 2000, the Company issued 35,000 shares of restricted common stock to a marketing consultant in exchange for past services performed. These shares were recorded at $84,210 and recorded to marketing expense.

         bb. On August 24, 2000, the Company issued 93,000 shares of restricted common stock to 70 employees terminated on August 24, 2000. These shares were valued at $1.69 or $156,984 and were recorded to employee bonuses.

         cc. On September 1, 2000, the Company issued 300,000 shares of common stock to a consultant for services relating to management, strategic planning and marketing. These shares were valued at $421,800 and recorded to consulting expenses. Furthermore, the agreements calls for an additional compensation of 200,000 shares of common stock to be issued when the next registration statement is filed by the Company. The agreement expires on September 1, 2001.

         dd. On September 1, 2000, the Company issued 20,000 shares of common stock for early termination of the public relations agreement. These shares are valued at $28,120 and recorded to public relations expense.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


ee. During the third quarter 2000, the Company entered into private placement agreements as follows:

                  i. On September 11, 2000, the Company issued 100,000 shares of restricted common stock at $0.75 per share for $75,000.

                  ii. During August 2000, the Company issued 700,000 and 500,000 shares of restricted common stock for $0.60 and $0.50 per share, respectively, for an aggregate of $920,000.

ff. On September 21, 2000, the Company issued the following shares of common stock for services performed:

                  i. 200,000 shares of common stock to a consultant of the Company for services performed. These shares were valued at $206,200 or $1.031 per share and the Company recorded the amount to consulting expense.

                  ii. 50,000 shares of common stock to an attorney representing the Company for services performed. These shares were valued at $42,200 or .84 per share and the Company recorded the amount to professional fees.

gg. On August 8, 2000, the Company granted 18,255 warrants with an exercise price of $5.00 per share and an expiration date of May 31, 2003. These warrants were granted in connection with a lease agreement for computer equipment and software (see Note 7 (b)). These warrants were valued based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $7.01; risk free interest rate of 6.00%; and expected life of 3 years. The Company valued these warrants at approximately $3.38 or $61,656 and recorded the amount to deferred financing costs. None of these warrants have been exercised as of September 30, 2000.

hh. On July 28, 2000, the Company entered into an agreement with a vendor to provide financing for computer hardware and software (see Note 7
         (c)). On July 31, 2000, the Company granted warrants to purchase of 80,000 shares of restricted common stock at $3.00 per share expiring July 31, 2005. These warrants were valued based on the Black-Scholes option pricing model with the following weighted average assumptions used: annual dividend of $0; expected volatility of 40%; stock price of $2.88; risk free interest rate of 6.75%; and expected life of 5 years. The Company valued these warrants at approximately $1.28 or $101,960 and recorded the amount to deferred financing costs. None of these warrants have been exercised as of September 30, 2000.

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


10.       STOCK OPTION PLAN

          On April 1, 2000, the Company adopted a stock option plan ("2000 Stock Plan") for employees, officers, directors and consultants to the Company. The plan is pending approval from the shareholders, which must be obtained before April 1, 2001. The Company's Board of Directors has approved the awards under the 2000 Plan as of September 30, 2000.

          During the second quarter 2000, the Company granted 503,100 options with exercise prices ranging from $4.00 to 9.50 per share under the 2000 Stock Plan to employees at an exercise price equal to the fair market value on the date of grant. During the third quarter 2000, the Company cancelled 234,700 of theses options granted with exercise prices ranging from $4.00 to 9.50 per share.

          Options granted under the 2000 Stock Plan vest one-year after the date of grant. The options granted under the 2000 Stock Plan become exercisable during April through September 2001. At September 30, 2000, there were 4,731,600 options available for grant under the 2000 Stock Plan.

11.      COMMITMENTS AND CONTINGENCIES

          a. The Company leases office space and other under operating leases expiring in various years through 2003. Future minimum lease payments, excluding escalation charges, under these leases are as follows:

                        Year Ending December 31,
                        2000                                 $           173,938
                        2001                                             144,257
                        2002                                              98,245
                        2003                                              12,245
                                                               -----------------
                                                             $           428,685
                                                               =================

          b. On April 20, 2000, the Company entered into a lease agreement for office space for six months. Rent during the term is $15,104 per month plus 100% of common area maintenance expenses. The Company paid $50,000 in April 2000 and recorded a security deposit.

          c. On May 12, 2000, the Company entered into an agreement granting them the right to purchase an office building. During the second quarter 2000,

                         WHATSFORFREE TECHNOLOGIES, INC.
                  (Formerly Ranes International Holding, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


                  the Company made a non-refundable deposit for $485,000 and issued 140,000 shares of restricted common stock valued at $875,000 (see Note 9 (p)). The Company has recorded the payments totaling $1,360,000 as a deposit in the accompanying balance sheet. If the Company exercises its option to purchase the building, the deposit will be applied to the purchase price of the building. The option originally expired on October 26, 2000, and the Company has extended the expiration date to December 31, 2000.

          d. During January through March 2000, the Company entered into three-year employment agreements with four of the Company's officers. The agreements provided for minimum annual salaries, adjusted annually upon reviews and incentives as determined by the Board of Directors. At September 30, 2000, the total annual commitment for all four executives, excluding incentives, was $690,000.

                  During November 2000, three officers of the Company resigned and as a result their employment agreements were terminated. The remaining employment agreement provides for the same terms as discussed above, except that the total annual commitment, excluding incentives, was $150,000.

         e. The Company has pending legal actions and claims as a result of events occurring in the normal course of business. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcomes. The Company believes that the suits are without merit and plans to vigorously defending its positions.

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

Overview

         What's For Free Technologies,  Inc. is a development  stage,  marketing company whose business objective is to provide innovative, online marketing channels for businesses, charitable organizations and advertising firms focusing on promotional offers of free products and services utilizing the internet. The Company intends to utilize information it gathers concerning consumer preferences and demographics to offer specific advertising services.

         The Company's marketing business plan was developed during the latter part of 1999 and re-structured in October 2000 in order to focus on the Company's marketing strategy. It is the Company's intention to generate revenues from the Web site in a number of areas, including:

o        fees for customer acquisition from Partners,

o        sales of banner advertising on the Web-site,

o e-commerce revenues through sales of products and services that are not offered for free,

o        support of charitable and related not-for-profit activities,

o sale of demographic services based on data and related information concerning consumers and providers,

         The Company has incurred significant losses since the adoption of its initial marketing business plan. These losses resulted primarily from costs related to developing of a Web site including equipment and infrastructure development, retention of key personnel, developing or acquiring technologies to be used in the business and general corporate overhead. The Company expects to continue incurring net losses for the foreseeable future, based in part on the following:

o Marketing expense in order to advertise and promote the Web site, to establish a consumer and provider base and to increase the usage of the Web site. This effort will be supported by affiliation with companies who can direct traffic to the Web site.

o The operating expenses are expected to adjust down as the Company begins to stabilize its plan of restructuring and reorganization.

         If the revenue growth is slower than anticipated or the operating expenses exceed the Company's expectations, the resulting losses will increase the deficit situation. For this reason, the Company may not achieve or sustain profitability in the foreseeable future.

Recent Developments

         During  August  2000,  the  Company   announced  a  restructuring   and
reorganization effort in order to stream line its operation and reduce significantly its burn rate. All employees were requested to take a temporary unpaid leave-of-absence until such a reorganization plan could be initiated. It is the Company's intention to dramatically reduce its workforce and overhead as it prepares to transition out of the development stage and progress into the operational phase of its business. However, there is no assurance that such changes will allow the Company to achieve profitability in the near future.


Plan of Operations

         Key business objectives. The Company's plan of operations for the next twelve months is to focus its efforts on:

o        Reorganizing and restructuring the Company;
o        Stabilizing the Web-site operations;
o Identifying opportunities that will materialize as a result of the positioning of its marketing offerings;
o Strengthening certain alliances with service providers and increasing the number and scope of strategic partnerships;
o        Enhancing  Web-site  offerings;  and
o        Initiating  advertising  and  promotional campaigns for the Web site.
o        Gathering demographic data for global business expansion.

         Financing and personnel. The Company continues to seek staged funding during its development process. The initial phases of that process has been completed with funding of approximately $9.2 million. The Company has contracted with potential critical resources (employees and consultants), created and implemented tasks for them to re-engineer the Web site. As a result of the reorganization, the Company has reduced its work force to less than 40 people.

         Equipment acquisitions. The Company is committed to the utilization of industry standard platforms. As a result of its restructuring, various contracts and commitments will be renegotiated to better reflect the on-going operations and positioning of the Company.

         Future capital requirements. Currently, the Company is not able to meet all of its cash needs nor its cash requirements for the next twelve months. Therefore, the Company is currently seeking additional funding, including funding from strategic partners and investment banking, venture capital sources and private placements, to cover the immediate needs as well as the requirements for the next twelve months. During the current restructuring, the Company must raise enough capital to fund its outstanding liabilities of approximately $4.8 million plus future cash requirements to continue its operations. The Company continues to rely upon its ability to raise capital to fund operations.

Results of Operations:

Revenues

         The Company did not record revenues during the quarters ended September 30, 2000 or September 30, 1999.

Advertising Expense and Public Relations

         Advertising expenses consist primarily of marketing and promotional costs related to developing our brand and generating interest in the Company's Web site, as well as personnel and other costs. Advertising expense was $681,725 for the three months ended September 30, 2000 and $1,378,599 for the nine month ended September 30, 2000. The Company did not purchase any advertising during the corresponding period of 1999, as there were no activities or business plan at that time. From time to time, the Company has retained the services of various companies in exchange for shares of common stock and expects to continue to do so in the future.

         Public relations was $46,878 for the three months ended September 30, 2000 and $2,138,228 for the nine months ended September 30, 2000. The Company did not engage any firms to provide public relations services in the corresponding period of 1999. The Company has paid for these services primarily by issuing common stock an the granting of warrants.

Bonus and Incentives

         Bonuses and incentives expenses are non-cash charges arising from the issuance of restricted common stock to employees at the fair value of these shares as of the date of issuance. Bonus and incentives was $316,880 for the three months ended September 30, 2000 and $6,258,544 for the nine months ended September 30, 2000. This increase was primarily due to the grants of bonuses, paid in the form of restricted common stock, to individuals retained during this period ending September 30, 2000 and individuals let go as a result of the restructuring. During the first six months of the year 2000 bonuses were paid to individuals as incentive to join the work force of the Company and as incentives to retain key employees. These bonuses were primarily in the form of restricted common stock. There was no activity for the corresponding periods of 1999.

         In addition, during the second quarter 2000, the Company adopted a Stock Option Plan whereby, among other things, the Company may issue stock options to employees and/or non-employees as bonus incentives. During the second quarter of 2000, 503,100 stock options were issued to employees of the Company as Incentive Stock Options and issued to them at fair market value on the date granted. 234,700 stock options were forfeited as a result of the restructuring at September 30, 2000. The 2000 Stock Option Plan had no effect on the financial statements for the period ended September 30, 1999.

Consulting Fees

         Consulting fees consist primarily of fees paid to outside consultants for services for computer hardware/software, investor relations, business analyst, and any other services provided by a contracted consultant. Consulting fees for the three-months ended September 30, 2000 was $350,039 and $65,125 for the three-month period ended September 30, 1999. For the nine months ended September 30, 2000, these expenses increased to $1,457,021 from $165,250 for the nine-month period ended September 30, 1999. A majority of this expense incurred during 2000 was incurred in the form of exchanges of common stock for services.

Professional Fees and Finders Fees

         Professional fees consist primarily of fees paid to lawyers, accountants and other professional advisors for services relating to the Company's start up and establishing procedures as well as for the preparation for the launch of the Company's Web site. Professional fees for the three-months ended September 30, 2000 increased to $318,785 from $45,000 for the three-month period ended September 30, 1999. These expenses increased to $1,397,757 for the nine-month period ended September 30, 2000 compared with $155,028 for nine-month period ended September 30, 1999. A portion of this expense was incurred in the form of exchanges of common stock for services.

        Finders Fees were $219,500 and $1,790,002 for the three and nine months ended September 30, 2000, respectively. These expenses primarily represent payments for introductions to agents for private placement arrangements.

Wages and Salaries

         The wages and salaries remained at approximately the same level for the quarter ended September 30, 2000 as for the quarter ended June 30, 2000, as the restructuring's effect did not become fully effective until after September 30, 2000, when the number of employees dropped from approximately 150 at June 30, 2000 to approximately 40 at September 30, 2000. Wages and salary expenses for the three-month period ended September 30, 2000 was $1,123,245, and $2,586,236 for the nine-month period ended September 30, 2000. The Company did not have any employees during the corresponding period of 1999.

General and Administrative Expenses

         General and administrative expenses principally consist of overhead costs related to general management and office expenses, finance, and human resource functions. General and administrative expenses for the three-month period ended September 30, 2000 was $1,034,833, and $51,614 for the three-month period ended September 30, 1999; and the expenses for the nine-month period ended September 30, 2000 increased to $2,412,626 from $159,999 for the nine-month period ended September 30, 1999. This increase is due to an increase in office expense as a result of the expansion of office space, adding on another office location and other costs associated with the launch of the Company's Web site on July 11, 2000.

Interest and Taxes; Tax Loss Carryover

         Interest expense of $44,102 was incurred during the three-month period and $48,224 for the nine-month period ending September 30, 2000. There was no interest for corresponding periods 1999. Lease commitments commenced during June 2000 whereby payments have been accrued beginning July 1, 2000. The Company has had in addition to the capital lease commitments for $3,368,673 short-term and notes payable aggregating loans of $549,970. No debentures or other financing liabilities existed during prior periods. A net operating loss carryover as of December 31, 1999 of approximately $5,991,000 will be available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the net operating loss carryovers will expire between the years 2005 and 2014.

Net Loss

         The net loss for the three-month period ended September 30, 2000 was $4,860,223 compared to a net loss of $161,739 for the three-month period ended September 30, 1999. In addition, the net loss for the nine-month period ended September 30, 2000 was $20,283,429 compared to a net loss of $480,277 for the comparable period ending September 30, 1999. This increase is primarily due to the issuance of stock in exchange for signing bonus grants to newly retained officers and employees, termination incentives and retaining incentives for returning employees during the restructuring period, consulting and professional fees, in addition to an increase in legal and professional fees associated with our establishment of company policies and procedures. These losses reflect the fact that the Company did not achieve material revenues in either period. It is anticipated that losses will continue as the Company's plan of operations is carried out until such time the operation stabilizes. In particular the increased advertising expenses associated with carrying out a marketing plan promoting the Company's business and Web site. There can be no assurance that these advertising expenses will result in increased revenues.

Liquidity and Capital Resources

         The Company has relied exclusively on equity financing to fund its operations and capital expenditures. In the nine-month period ending September 30, 2000, the working capital (defined as current assets less current liabilities) was a negative $5,690,339 versus a negative working capital of $185,339 at December 31, 1999. This increase in negative working capital was primarily a result of an increase in the outstanding accounts payable and accrued expenses from $45,799 at December 31, 1999 to $2,774,879 at September 30, 2000. In addition, the capital lease agreements and short-term bridge loans and notes payable increased the current liabilities by $3,918,643. Although the cash position, prepaid expenses and deferred financing costs increased from December 31, 1999, however, the overall increase in liabilities has caused a negative working capital position at September 30, 2000. The Company is currently unable to satisfy the current obligations unless additional funding can be raised. As a result, the Company has furloughed all of its employees due to its inability to fund payroll.

         During the nine-months ending September 30, 2000, the Company has raised $9,191,536. In addition, common stock was exchanged for a note receivable of $800,000 and prepaid consulting services of $750,000. All of the offerings have been completed of which all monies have been used towards the purchase of computer equipment and software, Web design, materials, consultants and operating capital needs to initiate the Company's entry into the internet marketplace.

         The Company has an option to purchase the office building which was leased in April 2000. It houses the Company's operations and contains approximately 23,400 square feet. Should the Company decide to negotiate the purchase of the office building, the purchase price will be $2,575,000, of which $1,360,000 has been paid in cash and stock, leaving a balance of approximately $1,215,000. There is no assurance that the Company will be able to complete the purchase of the building by the expiration date, however, there are provisions in the agreement to extend the option date.

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

On April 13, 2000, the Company filed an application to be listed on the American Stock Exchange, but on August 16, 2000, the Company withdrew its application and was put it on hold until such time as the company has completed its reorganization and the operations have stabilized.


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

d. During the six months ended June 30, 2000, the Company issued 1,525,331 shares of common stock at $3.00 per unit for $3,775,993, plus a promissory note receivable for $800,000 recorded to subscription receivable in the stockholders equity section of the balance sheet. The offering consisted of 1,850,000 shares of restricted common stock plus one warrant for each share of common stock, for the purchase of an additional share of restricted common stock. The warrants may be exercised any time prior to April 1, 2001 at an exercise price of $4.00. At September 30, 2000, 1,011,599 warrants have been exercised for $2,250,798, of which $1,799,598 was received during the third quarter 2000.


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

9. During the first quarter of 2000, ten employees of the Company agreed to signing bonus to join the Company, in exchange for an aggregate of 1,412,500 shares of restricted common stock valued on the date they agreed to join the company, for an aggregate value of $5,146,220:

                                                                  No. Of
     Name                Position/Affiliation      Shares        Total Value
     ----                --------------------      ------        -----------
     Michael Dillon       Officer since 2/00       350,000        $   634,550
     Avery Martinez       Officer since 3/7/00     1,000,000      $ 4,313,000
     Other Employees      Employee                    62,500      $   198,670

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

10. On January 27, 2000, the Company granted warrants to Junyor Investment Holding Corp. an Investor Relations firm in Canada, as part of the contract for services. The total value of the warrants granted was $210,960, based on the Black-Scholes option pricing model. The warrants granted are as follows:

o Three-month warrant to purchase 100,000 shares at $0.50 per share or $50,000. This warrant expired on April 27, 2000. During the second quarter 2000, these warrants were exercised in full and 100,000 restricted shares of common stock were issued to various individuals. These warrants were valued at approximately $1.16 or $116,340.
o Six-month warrant to purchase 100,000 shares at $1.00 per share or $100,000. This option expires July 27, 2000 and as of September 30, 2000, 86,000 restricted shares were exercised for $86,000. These warrants were valued at approximately $.70 or $69,820.
o A one-year warrant to purchase 100,000 restricted shares at $2.00 per share or $200,000. This option expires January 27, 2001, and as of June 30, 2000, they have not been exercised. These warrants were valued at approximately $.25 or $24,800.

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
                                                                ============


(a) For network consulting services, in lieu of past services for invoices due totaling $16,375 and recorded to computer consulting services.
(b) A finder's fee recorded at the low bid price of approximately $6.28 or $252,496 and recorded to recruiting/finders fees.
(c) For leasehold improvements, valued at the closing bid price of approximately $6.28 or $2,983.
(d) These shareholders were entitled to the 10% stock dividend authorized for all shareholders of record at January 31, 2000. The shares were recorded at $0.30 per share or $48,375 recorded to stock dividend.

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

27       Financial Data Schedule

B.       Reports on Form 8K
a.       None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  December 22, 2000                       What's For Free Technologies Inc.



                                               By:/s/Jan J. Olivier
                                                  ------------------------------
                                                     Jan J. Olivier
                                                     Chief Executive Officer,
                                                     Director




                                               By:/s/Wynn J. Bott
                                                  ------------------------------
                                                     Wynn J. Bott
                                                     Chief Financial Officer